Form 10-Q
period 1995-03-31
ATHEY PRODUCTS CORP
filed 1995-05-15
CIK 8109

UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION

                              Washington, D.C.  20549

                                     FORM 10-Q

                        QUARTERLY REPORT UNDER SECTION 13 OF
                      THE SECURITIES AND EXCHANGE ACT OF 1934


                        For the Quarter Ended March 31, 1995
                           Commission File Number 1-2723

                             ATHEY PRODUCTS CORPORATION
                 (Exact name of registrant as specified in charter)

                Delaware                                        36-0753480
     (State or other jurisdiction of                         (I.R.S. Employer
      incorporation or organization)                        Identification No.)


     Route 1-A North, P. O. Box 669, Raleigh, North Carolina            27602
     (Address of Principal Executive Offices)                        (Zip Code)

     Registrant's Telephone Number, Including Area Code:           919-556-5171

                                   Not Applicable
                 Former name, former address and former fiscal year
                            if changed since last report


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
     filing requirements for the past 90 days.   Yes _X_ . No ___.

     Number of Common Shares Outstanding as of March 31, 1995:       3,973,459

                             ATHEY PRODUCTS CORPORATION

                                     I N D E X


                                                                       Page
                                                                      Number


     PART I.  FINANCIAL INFORMATION

          Item 1.  Financial Statements

                   Balance Sheets as of March 31, 1995
                      (unaudited) and December 31, 1994.              3 & 4

                   Statements of Operations for the three
                      months ended March 31, 1995 (unaudited)
                      and March 31, 1994 (unaudited).                 5

                   Statements of Cash Flows for the
                      three months ended March 31, 1995
                      (unaudited) and March 31, 1994 (unaudited).     6

                   Notes to Financial Statements.                     7

          Item 2.  Management's Discussion and Analysis of Financial
                      Condition and Results of Operations             8 & 9


     PART II.  OTHER INFORMATION                                      10

                       ATHEY PRODUCTS CORPORATION
                             BALANCE SHEETS


                                                                          March 31, 1995   December 31, 1994
                                                                          (Unaudited)
ASSETS
   CURRENT ASSETS:
      Cash and cash equivalents                                          $  5,270,176     $     2,645,641
      Accounts receivable (less allowances for doubtful receivables         4,276,183           6,478,847
         of $250,000 in 1995 and 1994, respectively)
      Inventories                                                          14,371,783          14,755,922
      Prepaid expenses                                                        122,133             205,915
      Deferred income taxes                                                   871,000             902,000
            Total current assets                                           24,911,275          24,988,325

   OTHER ASSETS:
      Marketable securities (including unrealized holding gain of
         $201,203 and  $47,284 in 1995 and 1994, respectively)              1,146,954             993,035
      Goodwill                                                                200,000             200,000
      Other                                                                    25,792              26,653
            Total other assets                                              1,372,746           1,219,688

   PROPERTY, PLANT AND EQUIPMENT:
      Land and land improvements                                              319,769             319,769
      Buildings                                                             3,956,850           3,921,111
      Machinery and equipment                                               6,169,131           6,163,978
                                                                           10,445,750          10,404,858
      Less accumulated depreciation                                        (6,292,240)         (6,190,104)
            Total property, plant and equipment, net                        4,153,510           4,214,754

                                                                         $ 30,437,531     $    30,422,767



   See notes to financial statements.

                       ATHEY PRODUCTS CORPORATION
                             BALANCE SHEETS




                                                                          March 31, 1995   December 31, 1994
                                                                          (Unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY
   CURRENT LIABILITIES:
      Current portion of long-term debt                                  $     99,595              99,595
      Current portion of obligations under capital lease                       27,517              41,130
      Accounts payable                                                      1,692,484           2,412,884
      Employee compensation and amounts withheld                              636,964             635,655
      Accrued pension and other expenses                                      716,390             631,999
      Warranty reserve                                                        749,555             780,000
      Income taxes payable                                                    203,721             113,500
            Total current liabilities                                       4,126,226           4,714,763

   NONCURRENT LIABILITIES:
      Obligations under capital lease                                          99,431              99,431
      Deferred income taxes                                                   387,332             336,000
            Total noncurrent liabilities                                      486,763             435,431

   SHAREHOLDERS' EQUITY:
      Common stock, par value $2 per share:
         Authorized 10,000,000 shares;
         Issued 4,020,459 shares                                            8,040,918           8,040,918
      Additional paid-in capital                                           16,218,394          16,218,394
      Retained earnings                                                     1,636,998           1,186,616
      Unrealized gain on marketable securities
         available-for-sale, net of related tax affect                        132,794              31,207
      Less cost of 47,000 common shares in treasury                          (204,562)           (204,562)
            Total shareholders' equity                                     25,824,542          25,272,573

                                                                         $ 30,437,531     $    30,422,767


   See notes to financial statements.

                       ATHEY PRODUCTS CORPORATION
                        STATEMENTS OF OPERATIONS


                                     Three Months Ended    Three Months Ended
                                        March 31, 1995        March 31, 1994
                                        (Unaudited)           (Unaudited)
NET SALES                              $ 10,494,108          $  9,427,364
COST OF SALES                             8,223,505             7,572,417
Gross profit                              2,270,603             1,854,947
Selling, administrative and
   engineering expenses                   1,645,472             1,641,601
Earnings from operations                    625,131               213,346

Other income                                 68,353                57,945
Other expenses                               11,103                94,393
Earnings before income taxes                682,381               176,898

Income tax expense                          232,000                60,100

NET EARNINGS                           $    450,381          $    116,798


NET EARNINGS PER SHARE                 $       0.11          $       0.03

WEIGHTED AVERAGE SHARES
   OUTSTANDING                            3,973,459             3,973,459


See notes to financial statements.

                       ATHEY PRODUCTS CORPORATION
                        STATEMENTS OF CASH FLOWS



                                                      Three Months Ended         Three Months Ended
                                                         March 31, 1995             March 31, 1994
                                                            (Unaudited)                (Unaudited)
OPERATING ACTIVITIES:
   Net earnings                                         $         450,381          $         116,798
   Adjustments to reconcile net earnings
         to net cash provided by (used in)
         operating activities:
      Depreciation and amortization                               102,136                    176,667
      Provision for doubtful accounts                            -                            20,070
      Provision for deferred income taxes                          30,000                   -
      Loss on sale of equipment                                       960                   -

   Changes in operating assets and liabilities:
      Accounts receivable                                       2,202,664                 (4,818,408)
      Notes receivable                                           -                           (56,718)
      Inventories                                                 384,139                   (214,772)
      Prepaid expenses and other assets                            84,643                   (104,580)
      Refundable income taxes                                    -                         1,537,661
      Accounts payable                                           (720,400)                   (42,809)
      Employee compensation and amounts withheld                    1,309                    (28,160)
      Accrued pension and other expenses                           84,391                     98,679
      Warranty reserve                                            (30,445)                   154,246
      Income taxes payable                                         90,221                     60,100
   Net cash provided by (used in) operating activities          2,679,999                 (3,101,226)

INVESTING ACTIVITIES:
   Purchase of plant and equipment                                (89,494)                   (36,244)
   Proceeds from sale of equipment                                 47,643                   -
   Net cash used in investing activities                          (41,851)                   (36,244)

FINANCING ACTIVITIES:
   Proceeds from line of credit                                  -                         1,500,000
   Repayment of line of credit                                   -                          (200,000)
   Principal paid on obligations under capital lease              (13,613)                    (8,252)
   Net cash provided by (used in) financing activities            (13,613)                 1,291,748

NET INCREASE (DECREASE) IN CASH
   AND CASH EQUIVALENTS                                         2,624,535                 (1,845,722)

CASH AND CASH EQUIVALENTS,
   BEGINNING OF PERIOD                                          2,645,641                  2,112,408

CASH AND CASH EQUIVALENTS,
   END OF PERIOD                                        $       5,270,176          $         266,686

SUPPLEMENTAL CASH FLOW DISCLOSURES

   Income taxes paid (recoveries)                       $         111,779          $        -

   Interest paid                                        $           2,750          $          14,129

SUPPLEMENTAL SCHEDULE OF
NONCASH INVESTING ACTIVITIES:
   Capital lease obligations incurred
   for use of equipment                                 $        -                 $          34,238

See notes to financial statements.
                                                        - 6 -

                             ATHEY PRODUCTS CORPORATION

                           NOTES TO FINANCIAL STATEMENTS



               I. The condensed financial statements included herein have been prepared by Athey Products Corporation (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accor-dance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations; however, the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's latest annual report on Form 10-K for the year ended December 31, 1994.

               II. The financial information reflects all adjustments which are, in the opinion of Management, necessary to a fair presentation of the results for the interim period presented.

               III. Earnings  per share are computed on the basis of  the weighted average number of shares outstanding during the period, which were 3,973,459. All earnings per share data have been adjusted to give effect to a 5% stock dividend paid on July 22, 1994. Certain 1994 financial statement amounts have been reclassified to conform with the 1995 presentation with no effect on net income.

                             ATHEY PRODUCTS CORPORATION

     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.


     Results of Operations

     Three Months Ended March 31, 1995 ("First Quarter 1995")

          as compared to

     Three Months Ended March 31, 1994 ("First Quarter 1994")


     The Company's net sales for the First Quarter 1995 were $10,494,108, an 11.3% increase over the $9,427,364 recorded in the First Quarter 1994. The sales growth was attributable to an increase in the number of units shipped, slightly higher average unit prices and a significant rise in re-placement part sales.

     Gross profit expressed as a percentage of net sales was 21.6% in the First Quarter 1995 as compared to 19.7% experienced during the same period last year. Gross profit dollars increased 22.4% to $2,270,603 in the First Quarter 1995 from $1,854,947 in the First Quarter 1994. The improvement in gross margins was due to continuing sales volume gains and the associ-ated improvement in manufacturing efficiencies.

     The Company's selling, administrative and engineering expenses during the First Quarter 1995 were $1,645,472, or 15.7% of sales, compared to $1,641,601, or 17.4% of sales in the same period a year ago. Higher pay-roll and related employee benefit expenses and moderately higher legal and professional fees were partially offset by lower warranty costs.

     Other income was $68,353 in the First Quarter 1995, up 18.0% from $57,945 reported for the First Quarter 1994. The increase in other income was mainly due to slightly higher rates of return on invested cash and a higher average investment portfolio of cash and cash equivalents.

     Other expenses in the First Quarter 1995 were $11,103 compared to $94,393 recorded in the First Quarter 1994. Other expenses in 1994 included the effect of the early termination, and associated write-down, of the unamortized portion of a licensing and distributor agreement.

     Net earnings after tax for the First Quarter 1995 were $450,381 or $.11 per share, as compared to $116,798 or $.03 per share recorded for the same period in 1994.

     Effects of Inflation

     The Company attempts to minimize the impact of inflation on production and operating costs through cost control programs and productivity improve-ments. Over the past three years, the rate of inflation has not had sig-nificant impact on the Company's operations. Prices paid for raw materi-als and other manufacturing inputs have remained fairly stable throughout this period. On a longer-term basis, the Company has demonstrated an ability to adjust the selling prices of its products in reaction to chang-ing costs.


     Liquidity and Capital Resources

     At March 31, 1995 the Company had working capital of $20,785,049; the ra-tio of current assets to current liabilities was 6.0 to 1; and the debt to equity ratio was .18 to 1.

     This compares to working capital of $20,273,562; a ratio of current assets to current liabilities of 5.3 to 1; and a debt to equity ratio of .20 to 1 at December 31, 1994.

     At March 31, 1995, cash and cash equivalents were $5,270,176, up $2,624,535 from $2,645,641 at December 31, 1994.

     The Company generally relies upon internally generated funds to satisfy working capital requirements and to fund capital expenditures. The Com-pany utilized $1,500,000 and repaid $200,000 of its short-term credit line during the three months ended March 31, 1994 to assist in financing the production of units associated with the executed orders received from New York in 1993. Other than utilizing the available line of credit as needed, the Company does not presently plan to borrow long-term funds or sell securities.

     The Company believes that existing working capital, cash flow from future operations, and the available bank line of credit provide adequate re-source to finance the cash requirements of future capital expenditures.


     PART II - OTHER INFORMATION

     Item 1.  Legal Proceedings.  None

     Item 2.  Changes in Securities.  None

     Item 3.  Defaults upon Senior Securities.  None.

     Item 4.  Submission of Matters to a Vote of Security Holders.  None.

     Item 5.  Other Information.  None.

     Item 6.  Exhibits and Reports on Form 8-K.  None.

                                     SIGNATURES




     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                ATHEY PRODUCTS CORPORATION


                5-3-95                          James D. Cloonan
     _______________________________            ______________________________
     Date                                       James D. Cloonan, President


                5-3-95                          Franz M. Ahting
     _______________________________            ______________________________
     Date                                       Franz M. Ahting, Treasurer