Form 10-Q
period 1995-06-30
ATHEY PRODUCTS CORP
filed 1995-08-11
CIK 8109

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION

                        Washington, D.C.  20549

                               FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OF
                THE SECURITIES AND EXCHANGE ACT OF 1934


                  For the Quarter Ended June 30, 1995
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


Indicate  by check mark whether the registrant (1) has filed all reports required  to  be filed by Section 13 or 15 (d) of  the
Securities  and  Ex-change Act of 1934  during  the preceding  12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for  the  past  90 days.
Yes   X   .      No ___.

Number  of  Common Shares Outstanding as of June  30,  1995:    3,973,459

                 ATHEY PRODUCTS CORPORATION

                          I N D E X



                                                                 Page
                                                                Number


PART I.   FINANCIAL INFORMATION

     Item 1.      Financial Statements

                  Balance Sheets as of June 30, 1995
                      (unaudited) and December 31, 1994.          3 & 4

                  Statements of Operations for the six
                      months ended June 30, 1995 (unaudited)
                      and June 30, 1994 (unaudited).              5

                   Statements of Operations for the three
                      months ended June 30, 1995 (unaudited)
                      and June 30, 1994 (unaudited).              6

                   Statements of Cash Flows for the six
                      months ended June 30, 1995
                      (unaudited) and June 30, 1994 (unaudited).  7

                   Notes to Financial Statements.                 8

     Item 2.       Management's Discussion and Analysis of Financial
                       Condition and Results of Operations        9 ,10 & 11


PART II.  OTHER INFORMATION                                       11

                       ATHEY PRODUCTS CORPORATION
                             BALANCE SHEETS



                                                                      June 30, 1995     December 31, 1994
                                                                      (Unaudited)

ASSETS
   CURRENT ASSETS:
      Cash and cash equivalents                                     $   4,848,917        $   2,645,641
      Accounts receivable (less allowances for doubtful receivables     3,527,606            6,478,847
         of $286,498 and  $250,000 in 1995 and 1994, respectively)
      Inventories                                                      14,654,826           14,755,922
      Prepaid expenses                                                     15,394              205,915
      Refundable income taxes                                              53,139           -
      Deferred income taxes                                               846,000              902,000
            Total current assets                                       23,945,882           24,988,325

   OTHER ASSETS:
      Marketable securities (including unrealized holding gain of
         $305,481 and  $47,284 in 1995 and 1994, respectively)          1,251,232              993,035
      Goodwill                                                            200,000              200,000
      Other                                                                24,931               26,653
            Total other assets                                          1,476,163            1,219,688

   PROPERTY, PLANT AND EQUIPMENT:
      Land and land improvements                                          319,769              319,769
      Buildings                                                         3,978,418            3,921,111
      Machinery and equipment                                           6,311,072            6,163,978
                                                                       10,609,259           10,404,858
      Less accumulated depreciation                                    (6,411,779)          (6,190,104)
            Total property, plant and equipment, net                    4,197,480            4,214,754


                                                                    $  29,619,525     $     30,422,767


   See notes to financial statements.

                       ATHEY PRODUCTS CORPORATION
                             BALANCE SHEETS




                                                                      June 30, 1995     December 31, 1994
                                                                      (Unaudited)

LIABILITIES AND SHAREHOLDERS' EQUITY
   CURRENT LIABILITIES:
      Current portion of long-term debt                             $      99,595       $       99,595
      Current portion of obligations under capital lease                   24,099               41,130
      Accounts payable                                                  1,129,272            2,412,884
      Employee compensation and amounts withheld                          588,120              635,655
      Accrued pension and other expenses                                  675,892              631,999
      Warranty reserve                                                    718,505              780,000
      Income taxes payable                                                 -                   113,500
            Total current liabilities                                   3,235,483            4,714,763

   NONCURRENT LIABILITIES:
      Obligations under capital lease                                      99,431               99,431
      Deferred income taxes                                               419,586              336,000
            Total noncurrent liabilities                                  519,017              435,431

   SHAREHOLDERS' EQUITY:
      Common stock, par value $2 per share:
         Authorized 10,000,000 shares;
         Issued 4,020,459 shares                                        8,040,918            8,040,918
      Additional paid-in capital                                       16,218,394           16,218,394
      Retained earnings                                                 1,608,658            1,186,616
      Unrealized gain on marketable securities
         available-for-sale, net of related tax affect                    201,617               31,207
      Less cost of 47,000 common shares in treasury                      (204,562)            (204,562)
            Total shareholders' equity                                 25,865,025           25,272,573

                                                                    $  29,619,525     $     30,422,767


   See notes to financial statements.

                       ATHEY PRODUCTS CORPORATION
                        STATEMENTS OF OPERATIONS


                                         Six Months Ended      Six Months Ended
                                         June 30, 1995          June 30, 1994
                                          (Unaudited)            (Unaudited)

NET SALES                              $    19,230,088        $    20,921,694
COST OF SALES                               15,339,524             16,361,584
Gross profit                                 3,890,564              4,560,110
Selling, administrative and
   engineering expenses                      3,415,037              3,649,207
Earnings from operations                       475,527                910,903

Other income                                   172,725                 77,802
Other expenses                                  (8,710)               (97,231)
Earnings before income taxes                   639,542                891,474

Income tax expense                             217,500                303,100

NET EARNINGS                           $       422,042        $       588,374


NET EARNINGS PER SHARE                 $          0.11        $          0.15

WEIGHTED AVERAGE SHARES
   OUTSTANDING                               3,973,459              3,973,459


See notes to financial statements.

                       ATHEY PRODUCTS CORPORATION
                        STATEMENTS OF OPERATIONS



                                       Three Months Ended        Three Months Ended
                                         June 30, 1995             June 30, 1994
                                          (Unaudited)               (Unaudited)

NET SALES                              $     8,735,980           $    11,494,330
COST OF SALES                                7,116,019                 8,770,628
Gross profit                                 1,619,961                 2,723,702
Selling, administrative and
   engineering expenses                      1,766,565                 2,011,775
Earnings (loss) from operations               (146,604)                  711,927

Other income                                   104,372                    19,857
Other expenses                                    (607)                  (17,208)
Earnings (loss) before income taxes            (42,839)                  714,576

Income tax expense (benefit)                   (14,500)                  243,000

NET EARNINGS (LOSS)                    $       (28,339)          $       471,576


NET EARNINGS (LOSS) PER SHARE          $         (0.01)          $          0.12

WEIGHTED AVERAGE SHARES
   OUTSTANDING                               3,973,459                 3,973,459


 See notes to financial statements.

                       ATHEY PRODUCTS CORPORATION
                        STATEMENTS OF CASH FLOWS



                                                        Six Months Ended       Six Months Ended
                                                          June 30, 1995           June 30, 1994
                                                          (Unaudited)              (Unaudited)

OPERATING ACTIVITIES:
   Net earnings                                         $     422,042          $        588,374
   Adjustments to reconcile net earnings
         to net cash provided by (used in)
         operating activities:
      Depreciation and amortization                           221,674                   278,664
      Provision for doubtful accounts                          36,498                    51,413
      Provision for deferred income taxes                      51,800                   -
      Loss on sale of equipment                                   960                   -

   Changes in operating assets and liabilities:
      Accounts receivable                                   2,914,743                (4,463,135)
      Notes receivable                                         -                        (10,111)
      Inventories                                             101,096                 1,324,677
      Prepaid expenses and other assets                       192,243                  (383,341)
      Refundable income taxes                                 (53,139)                1,537,661
      Accounts payable                                     (1,283,612)                 (991,383)
      Employee compensation and amounts withheld              (47,535)                   52,525
      Accrued pension and other expenses                       43,893                   427,338
      Warranty reserve                                        (61,495)                  309,515
      Income taxes payable                                   (113,500)                  303,100
   Net cash provided by (used in) operating activities      2,425,668                  (974,703)

INVESTING ACTIVITIES:
   Purchase of plant and equipment                           (253,004)                 (123,387)
   Proceeds from sale of equipment                             47,643                   -
   Net cash used in investing activities                     (205,361)                 (123,387)

FINANCING ACTIVITIES:
   Proceeds from line of credit                                -                      1,600,000
   Repayment of line of credit                                 -                     (1,600,000)
   Principal paid on obligations under capital lease          (17,031)                  (19,094)
   Net cash used in financing activities                      (17,031)                  (19,094)

NET INCREASE (DECREASE) IN CASH
   AND CASH EQUIVALENTS                                     2,203,276                (1,117,184)

CASH AND CASH EQUIVALENTS,
   BEGINNING OF PERIOD                                      2,645,641                 2,112,408

CASH AND CASH EQUIVALENTS,
   END OF PERIOD                                        $   4,848,917          $        995,224

SUPPLEMENTAL CASH FLOW DISCLOSURES

   Income taxes paid                                    $     332,339          $        -

   Interest paid                                        $       4,899          $         29,504

SUPPLEMENTAL SCHEDULE OF
NONCASH INVESTING ACTIVITIES:
   Capital lease obligations incurred
   for use of equipment                                 $      -               $         34,238


See notes to financial statements.

                       ATHEY PRODUCTS CORPORATION

                     NOTES TO FINANCIAL STATEMENTS



  I. The condensed financial statements included herein have been prepared by Athey Products Corporation (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange
  Commission. Certain information and footnote   disclosures  normally
  included  in   financial statements prepared in accordance with
  generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations; however, the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's latest annual report on Form 10-K for the year ended December 31, 1994.

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

                 ATHEY PRODUCTS CORPORATION

Item  2.   Management's Discussion and Analysis of Financial Condition and
              Results of Operations.


Results of Operations

Six Months Ended June  30, 1995

     as compared to

Six Months Ended June 30, 1994

The Company generated net sales of $19,230,088 in the six months ended June 30, 1995, as compared to $20,921,694 for the same period in 1994. The $1,691,606 or 8.1% decrease in sales was primarily attributable to a decline in the number of units shipped during the period. The higher volume in the number of units sold in the first half of 1994 stemmed from a major contract executed with the City of New York. The sales decline was partially offset by slightly higher average unit selling prices.

Gross profit expressed as a percentage of net sales was 20.2% in the six months ended June 30, 1995 as compared to 21.8% experienced
during the same period  in  1994.   This decrease  in  gross  margin
reflects reduced productivity levels associated with the lower volume of shipments and higher manufacturing overhead.

The   Company's  selling,  administrative  and   engineering expenses
during  the  first  six  months  of   1995   were $3,415,037,  or 17.8%
of net sales, compared to $3,649,207, or 17.4% of net sales in the first half of 1994. The main cause for this $234,170 decline was
a    decrease   in extended service warranty reserves.

Other income for the six months ended June 30, 1995 was $172,725 as compared to $77,802 for the same period in 1994. The increase in other income was mainly due to slightly higher rates of return on invested cash and a higher average investment portfolio of cash and cash equivalents. Included in other income for the first half of 1994 was $51,296 in interest income and $20,124 of equipment rental income.

Other expenses were $8,710 for the six months ended June 30, 1995 as compared to the $97,231 recorded in the first six months of 1994. Other expenses in 1994 included $29,504 in interest expense and the effect of the early termination, and associated write-down, of the unamortized portion of a licensing and distributor agreement.

Net earnings for the six months ended June 30, 1995 was $422,042 or $ 0.11 per share, as compared to net income of $588,374 or $ .15 per share for the same period in 1994.

Three Months Ended June  30, 1995 ("Second Quarter 1995")

     as compared to

Three Months Ended June 30, 1994 ("Second Quarter 1994")

The Company's net sales for the Second Quarter 1995 were $8,735,980, representing a 24.0% decline from net sales of $11,494,330 achieved in the Second Quarter 1994. The sales decline was primarily attributable to a decrease in the number of units shipped and fewer replacement part sales during the period. Last year's net sales reflect the effect of volume gains in the number of units sold stemming from a major contract originally executed with the City of New York in 1993.

The gross profit margin was 18.5% of net sales for the Second Quarter 1995 compared with 23.7% in the Second Quarter 1994. The
decrease in gross margin stems  from  an increase   in   manufacturing
overhead and inefficiencies associated with the lower overall sales volume levels experienced in the first half of 1995.

Selling, administrative and engineering expenses declined $245,210, or 12.2% to $1,766,565 in the Second Quarter 1995 as compared to
$2,011,775 recorded in the Second  Quarter 1994.   This decline in large
part reflects lower legal and professional fees and a decrease in warranty reserves for extended service warranty plans.

Other  income  was $104,372 in the Second Quarter  1995,  up from
$19,857  reported for the Second  Quarter  1994.   The increase in other
income was mainly due to a higher average investment portfolio of cash and cash equivalents.

Net loss after tax for the Second Quarter 1995 was $28,339 or $ .01 per share, as compared to net earnings after tax of $471,576 or $ .12 per share recorded for the same period in 1994.

Effects of Inflation

The Company attempts to minimize the impact of inflation on production and operating costs through cost control programs and productivity improvements. Over the past three years, the rate of inflation has not had significant impact on the Company's operations. Prices paid for raw materials and other manufacturing inputs have remained fairly stable throughout this period. On a longer-term basis, the Company has demonstrated an ability to adjust the selling prices of its products in reaction to changing costs.

Liquidity and Capital Resources
At  June  30,  1995  the  Company  had  working  capital  of
$20,710,399.  The  ratio  of  current  assets   to   current liabilities
was 7.4  to 1 and the debt to equity  ratio  was .15 to 1.

This compares to working capital of $20,273,562; a ratio of current assets to current liabilities of 5.3 to 1; and a debt to equity ratio of .20 to 1 at December 31, 1994.

At June 30, 1995, cash and cash equivalents were $4,848,917, up
$2,203,276 from $2,645,641 at December 31, 1994 primarily as a result of cash generated from operating activities.

The Company generally relies upon internally generated funds to satisfy working capital requirements and to fund capital expenditures. The Company utilized and repaid $1,600,000 of its short-term credit line during the six months ended June 30, 1994 to assist in financing the production of units associated with the executed orders received from New York in 1993. Other than utilizing the available line of credit as needed, the Company does not presently plan to borrow long-term funds or sell securities.

The Company believes that existing working capital, cash flow from future operations, and the available bank line of credit provide
adequate  resource  to  finance  the   cash requirements of future
capital expenditures.

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



                                  ATHEY PRODUCTS CORPORATION



Date:  August 8, 1995
                                  _____________________________
                                   James H. Stumpo, President

Date:  August 8, 1995
                                  _____________________________
                                   Franz M. Ahting, V.P. Finance