Form 10-Q
period 1995-09-30
ATHEY PRODUCTS CORP
filed 1995-11-13
CIK 8109

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

                      QUARTERLY REPORT UNDER SECTION 13 OF
                     THE SECURITIES AND EXCHANGE ACT OF 1934


                              For the Quarter Ended
                               September 30, 1995
                          Commission File Number 1-2723

                           ATHEY PRODUCTS CORPORATION
--------------------------------------------------------------------------------
               (Exact name of registrant as specified in charter)

                  Delaware                           36-0753480
   (State or other jurisdiction of                (I.R.S. Employer
    incorporation or organization)               Identification No.)


Route 1-A North, P. O. Box 669, Raleigh, North Carolina                27602
-------------------------------------------------------------------------------
(Address of Principal Executive Offices)                             (Zip Code)

Registrant's Telephone Number, Including Area Code:                919-556-5171

                                 Not Applicable
--------------------------------------------------------------------------------
               Former name, former address and former fiscal year
                          if changed since last report


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X   .      No    .

Number of Common Shares Outstanding as of September  30, 1995:         3,973,459

                           ATHEY PRODUCTS CORPORATION

                                    I N D E X


                                                                           Page
                                                                          Number


PART I.  FINANCIAL INFORMATION

         Item 1.    Financial Statements

                    Balance Sheets as of  September 30, 1995
                       (unaudited) and December 31, 1994.               3 & 4

                     Statements of Operations for the nine
                       months ended September 30, 1995 (unaudited)
                       and September 30, 1994 (unaudited).                   5

                     Statements of Operations  for the three
                       months ended September 30, 1995 (unaudited)
                       and September 30, 1994 (unaudited).                   6

                     Statements of Cash Flows for the nine
                        months ended September 30, 1995
                       (unaudited) and September 30, 1994 (unaudited).       7

                     Notes to Financial Statements.                          8

         Item 2.  Management's Discussion and Analysis of Financial
                             Condition and Results of Operations      9 ,10 & 11


PART II.          OTHER INFORMATION                                           11

                       ATHEY PRODUCTS CORPORATION
                             BALANCE SHEETS




                                                                            September 30, 1995   December 31, 1994
                                                                              (Unaudited)
ASSETS
   CURRENT ASSETS:
      Cash and cash equivalents                                           $      4,140,238     $      2,645,641
      Accounts receivable (less allowances for doubtful receivables
         of $290,751 and  $250,000 in 1995 and 1994, respectively)               2,618,245            6,478,847
      Inventories                                                               14,948,099           14,755,922
      Prepaid expenses                                                             269,658              205,915
      Refundable income taxes                                                      296,132              -
      Deferred income taxes                                                        677,000              902,000
            Total current assets                                                22,949,372           24,988,325

   OTHER ASSETS:
      Marketable securities (including unrealized holding gain of
         $149,068 and  $47,284 in 1995 and 1994, respectively)                   1,094,819              993,035
      Goodwill                                                                     200,000              200,000
      Other                                                                         24,357               26,653
            Total other assets                                                   1,319,176            1,219,688

   PROPERTY, PLANT AND EQUIPMENT:
      Land and land improvements                                                   319,769              319,769
      Buildings                                                                  3,980,866            3,921,111
      Machinery and equipment                                                    6,423,970            6,163,978
                                                                                10,724,605           10,404,858
      Less accumulated depreciation                                             (6,545,168)          (6,190,104)
            Total property, plant and equipment, net                             4,179,437            4,214,754

                                                                          $     28,447,985     $     30,422,767







   See notes to financial statements.

                       ATHEY PRODUCTS CORPORATION
                             BALANCE SHEETS





                                                                            September 30, 1995   December 31, 1994
                                                                              (Unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY
   CURRENT LIABILITIES:
      Current portion of long-term debt                                   $        -           $         99,595
      Current portion of obligations under capital lease                             6,916               41,130
      Accounts payable                                                             726,913            2,412,884
      Employee compensation and amounts withheld                                   488,168              635,655
      Accrued pension and other expenses                                           702,231              631,999
      Warranty reserve                                                             668,000              780,000
      Income taxes payable                                                         -                    113,500
            Total current liabilities                                            2,592,228            4,714,763

   NONCURRENT LIABILITIES:
      Obligations under capital lease                                               99,431               99,431
      Deferred income taxes                                                        346,300              336,000
            Total noncurrent liabilities                                           445,731              435,431

   SHAREHOLDERS' EQUITY:
      Common stock, par value $2 per share:
         Authorized 10,000,000 shares;
         Issued 4,020,459 shares                                                 8,040,918            8,040,918
      Additional paid-in capital                                                16,218,394           16,218,394
      Retained earnings                                                          1,256,892            1,186,616
      Unrealized gain on marketable securities
         available-for-sale, net of related tax affect                              98,384               31,207
      Less cost of 47,000 common shares in treasury                               (204,562)            (204,562)
            Total shareholders' equity                                          25,410,026           25,272,573

                                                                          $     28,447,985     $     30,422,767



   See notes to financial statements.

                       ATHEY PRODUCTS CORPORATION
                        STATEMENTS OF OPERATIONS




                                         Nine Months Ended       Nine Months End
                                         September 30, 1995      September 30, 1994
                                           (Unaudited)             (Unaudited)
NET SALES                              $     25,307,860        $     30,254,181
COST OF SALES                                20,599,028              23,665,360
Gross profit                                  4,708,832               6,588,821
Selling, administrative and
   engineering expenses                       4,758,456               5,209,456
Earnings (loss) from operations                 (49,624)              1,379,365

Other income                                    256,196                 116,719
Other expenses                                  (12,896)               (104,553)
Earnings before income taxes                    193,676               1,391,531

Income tax expense                              123,400                 473,000

NET EARNINGS                           $         70,276        $        918,531


NET EARNINGS PER SHARE                 $           0.02        $           0.23

WEIGHTED AVERAGE SHARES
   OUTSTANDING                                3,973,459               3,973,459






See notes to financial statements.

                       ATHEY PRODUCTS CORPORATION
                        STATEMENTS OF OPERATIONS




                                         Three Months Ended          Three Months End
                                         September 30, 1995          September 30, 1994
                                           (Unaudited)                 (Unaudited)
NET SALES                              $       6,077,772           $       9,332,487
COST OF SALES                                  5,158,227                   7,192,747
Gross profit                                     919,545                   2,139,740
Selling, administrative and
   engineering expenses                        1,444,697                   1,671,278
Earnings (loss) from operations                 (525,152)                    468,462

Other income                                      83,471                      38,917
Other expenses                                    (4,186)                     (7,323)
Earnings (loss) before income taxes             (445,867)                    500,056

Income tax expense (benefit)                     (94,100)                    169,900

NET EARNINGS (LOSS)                    $        (351,767)          $         330,156


NET EARNINGS (LOSS) PER SHARE          $           (0.09)          $            0.08

WEIGHTED AVERAGE SHARES
   OUTSTANDING                                 3,973,459                   3,973,459






See notes to financial statements.

                           ATHEY PRODUCTS CORPORATION
                             STATEMENTS OF CASH FLOWS



                                                          Nine Months Ended         Nine Months End
                                                          September 30, 1995        September 30, 1994
                                                            (Unaudited)               (Unaudited)
OPERATING ACTIVITIES:
   Net earnings                                         $         70,276          $        918,531
   Adjustments to reconcile net earnings
         to net cash provided by (used in)
         operating activities:
      Depreciation and amortization                              355,064                   398,902
      Provision for doubtful accounts                             40,751                    85,665
      Provision for deferred income taxes                        200,693                  (356,000)
      (Gain) Loss on sale of equipment                               961                    (3,800)

   Changes in operating assets and liabilities:
      Accounts receivable                                      3,819,851                (2,898,543)
      Notes receivable                                           -                          (5,111)
      Inventories                                               (192,177)                1,003,274
      Prepaid expenses and other assets                          (61,447)                 (346,008)
      Refundable income taxes                                   (296,132)                1,616,072
      Accounts payable                                        (1,685,971)                 (481,578)
      Employee compensation and amounts withheld                (147,487)                  124,083
      Accrued pension and other expenses                          70,232                   239,318
      Warranty reserve                                          (112,000)                  409,155
      Income taxes payable                                      (113,500)                  420,589
   Net cash provided by  operating activities                  1,949,114                 1,124,549

INVESTING ACTIVITIES:
   Purchase of plant and equipment                              (368,351)                 (157,842)
   Proceeds from sale of equipment                                47,643                   -
   Net cash used in investing activities                        (320,708)                 (157,842)

FINANCING ACTIVITIES:
   Proceeds from line of credit                                  -                       1,600,000
   Repayment of line of credit                                   -                      (1,600,000)
   Principal paid on obligations under capital lease             (34,214)                  (33,476)
   Principal paid on debt                                        (99,595)                 (100,000)
   Net cash used in financing activities                        (133,809)                 (133,476)

NET INCREASE  IN CASH
   AND CASH EQUIVALENTS                                        1,494,597                   833,231

CASH AND CASH EQUIVALENTS,
   BEGINNING OF PERIOD                                         2,645,641                 2,112,410

CASH AND CASH EQUIVALENTS,
   END OF PERIOD                                        $      4,140,238          $      2,945,641

SUPPLEMENTAL CASH FLOW DISCLOSURES

   Income taxes paid (Refunded)                         $        354,410          $     (1,286,072)

   Interest paid                                        $          7,404          $         34,940

SUPPLEMENTAL SCHEDULE OF
NONCASH INVESTING ACTIVITIES:
   Capital lease obligations incurred
   for use of equipment                                 $        -                $         34,238

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

                           ATHEY PRODUCTS CORPORATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.


Results of Operations

Nine Months Ended September 30, 1995

         as compared to

Nine Months Ended September 30, 1994

The Company generated net sales of $25,307,860 in the nine months ended September 30, 1995, as compared to $30,254,181 for the same period in 1994. The $4,946,321 or 16.3% decrease in sales was primarily attributable to a decline in the number of units shipped during the period. The sales decline was partially offset by slightly higher average unit selling prices. The higher volume in the number of units sold in the first three quarters of 1994 stemmed from a major contract originally executed with the City of New York in 1993.

Gross profit expressed as a percentage of net sales was 18.6% in the nine months ended September 30, 1995 as compared to 21.8% experienced during the same period in 1994. This decrease in gross margin reflects reduced productivity levels associated with the lower volume of shipments and higher manufacturing overhead.

The Company's selling, administrative and engineering expenses during the first nine months of 1995 were $4,758,456, or 18.8% of net sales, compared to $5,209,456, or 17.2% of net sales in the first three quarters of 1994. The main cause for this $451,000 decline was a decrease in warranty reserves for extended service warranty plans.

Other income for the nine months ended September 30, 1995 was $256,196 as compared to $116,719 for the same period in 1994. The increase in other income was mainly due to slightly higher rates of return on invested cash and a higher average investment portfolio of cash and cash equivalents. Included in other income for the first three quarters of 1994 was $77,008 in interest income and $28,000 of equipment rental income.

Other expenses were $12,896 for the nine months ended September 30, 1995 as compared to the $104,553 recorded in the first nine months of 1994. Other expenses in 1994 included $34,940 in interest expense and the effect of the early termination, and associated write-down, of the unamortized portion of a licensing and distributor agreement.

Net earnings for the nine months ended September 30, 1995 was $70,276 or $.02 per share, as compared to net earnings of $918,531 or $ .23 per share for the same period in 1994.
                                      - 9 -

Three Months Ended September 30, 1995 ("Third Quarter 1995")

         as compared to

Three Months Ended September 30, 1994 ("Third Quarter 1994")

The Company's net sales for the Third Quarter 1995 were $6,077,772, representing a 34.9% decline from net sales of $9,332,487 achieved in the Third Quarter 1994. The sales decline was primarily attributable to a decrease in the number of units shipped during the period. Last year's net sales reflect the effect of volume gains in the number of units sold stemming from a major contract originally executed with the City of New York in 1993.

The gross profit margin was 15.1% of net sales for the Third Quarter 1995 compared with 22.9% in the Third Quarter 1994. The decrease in gross margin stems from inefficiencies associated with the lower overall sales volume levels experienced in the third quarter of 1995.

Selling, administrative and engineering expenses declined $226,581, or 13.6% to $1,444,697 in the Third Quarter 1995 as compared to $1,671,278 recorded in the Third Quarter 1994. This decline in large part reflects lower legal and professional fees and a decrease in warranty reserves for extended service warranty plans.

Other income was $83,471 in the Third Quarter 1995, up from $38,917 reported for the Third Quarter 1994. The increase in other income was mainly due to a higher average investment portfolio of cash and cash equivalents.

Net loss after tax for the Third Quarter 1995 was $351,767 or $ .09 per share, as compared to net earnings after tax of $330,156 or $ .08 per share recorded for the same period in 1994.

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

Liquidity and Capital Resources

At September 30, 1995 the Company had working capital of $20,357,144. The ratio of current assets to current liabilities was 8.9 to 1 and the debt to equity ratio was .12 to 1.

This compares to working capital of $20,273,562; a ratio of current assets to current liabilities of 5.3 to 1; and a debt to equity ratio of .20 to 1 at December 31, 1994.

At September 30, 1995, cash and cash equivalents were $4,140,238, up $1,494,597 from $2,645,641 at December 31, 1994 primarily as a result of cash generated from operating activities.

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

The Company believes that existing working capital, cash flow from future operations, and the available bank line of credit provide adequate resources to finance the cash requirements of future capital expenditures.

On November 1, 1995, the Company's Board of Directors authorized the repurchase of up to 200,000 shares of the Company's common stock.

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



                           ATHEY PRODUCTS CORPORATION



Date: November  8, 1995               (Signature of James H. Stumpo)
                                       James H. Stumpo, President

Date:  November 8, 1995               (Signature of Franz M. Ahting)
                                       Franz M. Ahting, V.P. Finance