Form 10-Q/A
period 1995-06-30
ATHEY PRODUCTS CORP
filed 1995-11-14
CIK 8109

The purpose of this amendment is for the addition of the Financial Data Schedule.


                             UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION

                        Washington, D.C.  20549


                            AMENDMENT NO. 1
                                  TO
                               FORM 10-Q



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



                                  ATHEY PRODUCTS CORPORATION



Date:  November 14, 1995
                                  _____________________________
                                   James H. Stumpo, President

Date:  November 14, 1995
                                  _____________________________
                                   Franz M. Ahting, V.P. Finance

                              EXHIBIT INDEX

                                                                 Sequential
Exhibit No.                   Description                        Page No.
27                            Financial Data Schedule