Form 10-K405
period 1995-12-31
ATHEY PRODUCTS CORP
filed 1996-04-01
CIK 8109

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1995
                           Commission File No. 1-2723

                           ATHEY PRODUCTS CORPORATION

               (Exact Name of Registrant as Specified in Charter)

               Delaware                                     36-0753480
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                         Identification No.)

Route 1A North, P. O. Box 669, Raleigh, North Carolina              27602
         (Address of Principal Executive Offices)                (Zip Code)

Registrant's telephone number including area code:              919-556-5171

Securities registered pursuant to Section 12(g) of the Act:

                           Common Stock, $2 par value
                                (Title of Class)

                                     NASDAQ

                   (Name of Each Exchange on Which Registered)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X. No ___.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K X.

On March 15, 1996, there were 3,973,459 shares of common stock outstanding.

On March 15, 1996, the aggregate market value of voting stock held by nonaffiliates (based upon the average bid and ask price of such stock) was approximately $10,303,541.

Exhibit Index located at Sequential Page 11.

                       DOCUMENTS INCORPORATED BY REFERENCE

Part I                                                                  None

Part II



   Item 5    -       Market for Registrant's  Common Equity            Page 7 of the Annual Report to the
                     and Related Stockholder Matters                   Shareholders for the year ended December
                                                                       31, 1995

   Item 6    -       Selected Financial Data
                                                                       Page 6 of the Annual Report to
                                                                       Shareholders for the year ended December
                                                                       31, 1995

   Item 7    -       Management's Discussion & Analysis of
                     Financial Condition and Results of                Pages 5 - 7 of the Annual Report to
                     Operations                                        Shareholders for the year ended December
                                                                       31, 1995

   Item 8    -       Financial Statements and Supplementary
                     Data                                              Pages 8 - 13 and 16 of the Annual Report
                                                                       to Shareholders for the year ended
                                                                       December 31, 1995
Part III

   Item 10 (a) -     Directors and Executive Officers of the
                     Registrant                                        Registrant's Proxy Statement to be filed
                                                                       in connection with its Annual Meeting to
                                                                       be held May 16, 1996

   Item 11    -     Executive Compensation                             Registrant's  Proxy Statement to be
                                                                       filed in connection with its Annual
                                                                       Meeting to be held May 16, 1996

   Item 12    -     Security Ownership of Certain Beneficial
                    Owners and Management                              Registrant's Proxy Statement to be filed
                                                                       in connection with its Annual Meeting to
                                                                       be held May 16, 1996
   Item 13     -    Certain Relationships and Related
                    Transactions
                                                                       Registrant's Proxy Statement to be filed
                                                                       in connection with its Annual Meeting to
Part IV                                                                be held May 16, 1996

                                                                       Exhibits as specified in Item 14 of this
                                                                       Report

                           ATHEY PRODUCTS CORPORATION

PART 1
Item 1.           Business

General Development of Business. Athey Products Corporation ("Registrant") was incorporated in the State of Illinois on September 29, 1922. In May, 1988, the Registrant's corporate domicile was changed from Illinois to Delaware by reincorporating the Registrant in the latter state. The Registrant is a manufacturer of heavy duty equipment and parts. Its principal products include street sweepers, conveyors, and force feed loaders. The Registrant also manufactures other equipment and replacement parts for its products. The principal users of the Registrant's products are municipalities, contractors, other governmental bodies or agencies, miners and others who have need of heavy duty, large capacity equipment.

The following is brief description of the principal products manufactured by the Registrant.

Mobil Street Sweepers. The Mobil street sweepers are of the four-wheel mechanical bottom dump and high-lift type and of the three-wheel mechanical high-lift type which offers flexibility in the street cleaning operation. The four-wheel type may be gasoline, diesel, or compressed natural gas powered with an automatic transmission. The three-wheel type is diesel powered with hydrostatic drive. All units have variable speed, hydraulically driven brooms and elevators for cleaner pickup of hard-to-sweep material.

Conveyors & Systems. The Registrant manufactures a broad range of different types and sizes of conveyors, vibrating screens and pug mill mixing plants. Types of conveyors include portable belt loader conveyors, stationary and portable conveyors, folding stacker conveyors, wash plants and rotary stacking conveyors for use in mining, quarries and material processing plants.

Force-feed loaders. Force-feed loaders combine the continuous flow capabilities of a belt conveyor with wheel loader mobility, and are produced with either gasoline or diesel engines. They are used to pick up or load dirt, snow or any flowable material from windrow or roadside and drop it into a trailing truck.

Force-feed loaders can also be used for loading sand, coal, salt, top soil and gravel from stockpiles; assisting in cleanup jobs or paving projects; picking up windrows on road shoulders and ditch trimming; or clearing snow-choked roads. The newest model includes a swivel discharge conveyor and right angle side discharge to either side.

Other Products

         (a) Trailers. The trailers manufactured by the Registrant, also called "wagons", are generally pneumatic tired, and are for large volume, off-highway use. The trailers, which are themselves pulled by tractors manufactured by others, are used for the hauling of earth, sand, stone, coal or any other bulk material. Trailers are manufactured to handle capacities of from 33 to 100 tons and are classified by the manner in which they discharge materials; for example, rear dump, bottom dump and side dump trailers. Trailers are typically used on projects such as the construction of large dams, road building, mining, land fill, and other specialized uses where the large volume capacities of the trailers are needed. During 1995, the Company phased-out the manufacture of this product in connection with its organizational restructuring.

         (b) Graders. This unit, called the "Maintenance Master, Model 600", is a small, maneuverable maintenance machine designed to handle jobs where larger, less efficient equipment is not required. This unit can be used for site preparation on small jobs such as parking lots and driveways. Graders are produced with diesel engines, hydrostatic transmission and a wide range of attachments.

         (c) Track Assemblies. Track assemblies are used for the hauling of trailers or other heavy duty equipment, as distinguished from drive track which is used on powered equipment. Track assemblies can haul any load that a track type tractor can pull, and can be especially useful in refuse operations, oil fields, quarries, pipelines and various construction industry functions where the land condition makes use of wheeled vehicles impracticable. During 1995, the Company phased-out the manufacture of this product in connection with its organizational restructuring.

         (d) Refuse Collection Products. The Registrant also manufactures refuse collection truck bodies of front and side loading design for manual, semiautomatic and automated collection. The side loader can also be configured as a leaf loader for high compaction pick up of leaves. During 1995, the Company phased-out the manufacture of this product in connection with its organizational restructuring.

         (e) Replacement Parts. The Registrant also manufactures and distributes replacement parts for its product lines.

The Registrant's products are distributed through an equipment dealer network that covers the entire United States and certain foreign countries. Its agreements with its dealers are terminable, by either party, upon 30 days written notice. As is common in the industry, almost all such dealers also sell complementary products produced by other manufacturers, and all of them operate as independent contractors.

Set forth below, for each of the Registrant's last three years, is the percentage of total sales contributed by each class of similar products which contributed 10% or more of total sales during any of the last three years:



                                            Year Ended December, 31
 Class of Product                      1995          1994         1993
 --------------------------            ----          ----         ----

Mobil Street Sweepers                   84%          89%           85%

Raw Materials and Component Parts. The principal materials and components used by the Registrant in its manufacturing operations are steel, paint, castings, axles, tires, hydraulic parts, engines, transmissions, small parts and welding supplies. These materials and components are available from and are purchased from many suppliers, none of whom the

Registrant is substantially dependent upon and none of whom receive a disproportionate amount of the Registrant's business. In the experience of the Registrant, it has been generally able to receive its supplies as required, though delays in deliveries have occurred.

Patents, Trademarks, Licenses. Although the Registrant owns certain patents, trademarks and licenses, none is of material importance to its business, with the exception of the trademark "Mobil Sweeper" owned by the Registrant and used in connection with its mobile street sweepers.

Seasonality. With respect to conveyors, it has been the experience of the Registrant that its heavy shipping period begins in the spring of the year and continues through the late fall of the year. Sales of other products manufactured by the Registrant are not significantly seasonal.

Working Capital. The Registrant generates working capital from operations and borrowings under a bank line of credit. Because the Registrant does not generally provide extended payment terms to its customers and because its business, as a whole, is not generally subject to seasonal variations in demand, working capital requirements are not subject to material fluctuation.

Customers. In 1995, the Company's largest customer, a dealer selling to a local government entity, accounted for approximately 25% of the Company's net sales. No other customer accounted for more than 10% of the Company's net sales.

The Company believes that the loss of any customer that accounts for 10% or more of the Company's net sales would have a material adverse effect on its business. As is customary in the industry, the Company does not have a significant amount of long term sales agreements with its customers. However, it believes that it enjoys excellent relationships with its customers. The Company follows customary industry practices regarding terms of sale and does not provide extended payment terms to any significant extent.

Backlog. The dollar amount of the backlog of orders believed to be firm as of December 31, 1995 and December 31, 1994 was approximately $7,452,000 and $8,860,000, respectively. Mobil street sweepers accounted for 100% and 89%, respectively, of the backlogs as of such dates. The Registrant expects to complete all orders related to the December 31, 1995 backlog during the current year.

Government Contracts. The Registrant has no material contracts with the Federal Government; however, the Company has a contract with a dealer for sales to the city of Los Angeles, California, which the Company expects to complete during 1996.

Competition. The Registrant competes in the street sweeper, conveyor, trailer, grader and refuse collection truck markets with a number of other companies which are larger and have greater financial resources than the Registrant.

To the knowledge of the Registrant, it is one of the largest manufacturers of four-wheel sweepers; however, there is substantial competition from other manufacturers in the functional sweeper market, which includes three-wheel and vacuum type sweepers.

Conveyors manufactured by the Registrant are priced similarly to machinery of competitors, with competition being primarily on the basis of quality and service. To the knowledge of the Registrant, no one manufacturer, or small group of manufacturers, has a dominant share of the market.

To the knowledge of the Registrant, it is one of the primary manufacturers of force-feed loaders. However, front-end loaders, which are manufactured by many other companies, provide substantial functional competition.

The Registrant is not a significant manufacturer of trailers and graders. Trailers face functional competition from heavy duty trucks.

The Registrant commenced the manufacture and sale of refuse collection truck bodies in 1981, and competes with several other established manufacturers in such market.

The Registrant is a manufacturer of track assemblies for hauling purposes. This product also faces functional competition from improved heavy duty rubber tires.

Research and Development. The Registrant spent approximately $418,000 in 1995, $485,000 in 1994, and $286,000 in 1993, to improve existing products and to consider new product lines.

Environment. Compliance with federal, state and local provisions which have been enacted or adopted regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, have had no material effects upon the capital expenditures, results of operations, and competitive position of the Registrant and its subsidiaries. Due to the nature of its business, the Registrant does not anticipate any material capital expenditures for environmental control facilities for the remainder of its current fiscal year or for the succeeding fiscal year.

Employees. As of December 31, 1995, the Registrant employed 258 persons, of which 157 employees are subject to a collective bargaining agreement. The Registrant considers its relationship with its employees to be excellent.

Export Sales. Sales to customers in foreign countries approximated $984,500 in 1995, $1,393,800 in 1994 and $1,725,400 in 1993. During 1995, such customers were located in North America, the Middle East and the Pacific Rim.

Item 2.           Properties.

The Registrant owns two manufacturing plants, both of which, in the Registrant's opinion, are suitable and adequate for the manufacture of its products.

The Registrant's Raleigh Division (where all of the Registrant's products, except its force-feed loader, grader and conveyor lines, are produced) operates from its plant located in Wake Forest (outside of Raleigh), North Carolina (the "Raleigh Plant"). The Raleigh Plant, which was completed in 1965, is situated on approximately 39 acres, and is of prestressed concrete construction with steel crane ways and supports. The Raleigh Plant is believed to be one of the finest heavy duty plants of its type in the southeastern part of the United States. During the fourth quarter of 1985, the Company completed an addition of approximately 29,000 square feet to the assembly area of the Raleigh Plant. During 1989, the Company completed an additional building as its new paint shop. This paint shop is 4,800 square feet, and is designed to be environmentally state-of-the-art. It uses filtered air both in and out of the paint room, and substantially reduces the possibility of contaminants in the painting process. During the first quarter of 1995, the Company added a 1,755 square foot Inspection Building. Of the approximately 206,935 square feet in the Raleigh Plant, approximately 186,415 square feet is devoted to manufacturing and assembly facilities, and to stockroom, shipping, and receiving facilities; approximately 16,360 square feet is used for general and executive offices; and approximately 4,160 square feet is an engineering department balcony area.

The equipment in the Raleigh Plant includes various boring, drilling and milling machines, lathes, grinders, punches, shears, press brakes and other presses, hydraulic testing equipment, saws, machine shop equipment, layout equipment, heavy duty metal working and robotic welding equipment and appropriately large material handling cranes.

The Registrant's Kolman/Athey Division (where the Registrant's graders, force-feed loader and conveyor product lines are produced) operates from seven separate buildings, of an aggregate of approximately 68,000 square feet, located on approximately 9.6 acres in Sioux Falls, South Dakota (the "Kolman Plant"). The largest of such buildings contains approximately 57,100 square feet, is of cement block construction, and is a single story structure. Approximately 52,700 square feet of this building is used for manufacturing functions, and approximately 4,400 square feet is used for general offices. The Kolman plant was sold subsequent to year-end, in February, 1996, as part of the Company's organizational restructuring.

Item 3.           Legal Proceedings.

The Company is involved in litigation regarding several product liability claims. The Company believes that it has substantial meritorious defenses available and intends to defend the cases vigorously. The Company also believes that the ultimate resolution of these proceedings is not likely to have a materially adverse impact on its financial position, as the Company has insurance coverage it deems adequate.

Item 4.           Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of shareholders, through the solicitation of proxies or otherwise, during the fourth quarter of the year ended December 31, 1995.

                                     PART II

Item 5. Market for Registrant's Common Equity and Related Shareholder Matters.

The stock price and trading data on page 7 of the Registrant's 1995 Annual Report to Shareholders are hereby incorporated by reference as Item 5 of this report. No cash dividends have been paid to shareholders during the last five years.

Item 6.  Selected Financial Data.

The selected financial data for the years 1991 through 1995 on page 6 of the Registrant's 1995 Annual Report to Shareholders is hereby incorporated by reference as Item 6 of this report.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Management's discussion and analysis on pages 5 through 7 of the Registrant's 1995 Annual Report to Shareholders is hereby incorporated by reference as Item 7 of this report.

Item 8. Financial Statements and Supplementary Data.

The Financial Statements and Supplementary Data on pages 8 through 13 and the Independent Auditor's Report on page 16 of the Registrant's 1995 Annual Report to Shareholders are hereby incorporated by reference as Item 8 of this report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

There were no changes in or disagreements with accountants on accounting or financial disclosures matters.

                                    PART III


Item 10. Directors and Executive Officers of the Registrant.

                  (a) Information concerning the directors and persons to be nominated for election as directors of the Registrant will be set forth in the Registrant's Proxy Statement in connection with its Annual Meeting to be held May 16, 1996, which Proxy Statement will be filed with the Commission within 120 days after the end of the Registrant's last fiscal year, and is hereby incorporated herein by reference.

                  (b) Set forth below are the names and ages of all of the executive officers of the Registrant, none of whom has any family relationship with any other executive officer or any director of the Registrant, and all positions and offices with the Registrant presently held by such persons, together with a brief account of business experience during the past 5 years of each person:
                                  Positions, Offices Held and
                                  Business Experience for the
Name                   Age             Past 5 Years

James H. Stumpo         57       In May, 1995, Mr. Stumpo
                                 was elected President and Chief
                                 Executive Officer and
                                 Director of the  Company.  From May,
                                 1992 to May, 1995 he was Vice
                                 President  Finance with Benton
                                 Harbor  Engineering,  Benton  Harbor,
                                 Michigan.  From May, 1987 to May,
                                 1992, Mr. Stumpo served as Chief
                                 Financial  Officer for Koehring
                                 Cranes & Excavators, Waverly,
                                 Iowa, a Division of Terex Corporation.

Franz M. Ahting         48       In May, 1995, Mr. Ahting
                                 was elected Vice President  Finance,
                                 Chief Financial  Officer and Director
                                 of the Company.  In May, 1994, Mr.
                                 Ahting became  Treasurer of the Company.
                                 From  November,  1993 to May,  1995,
                                 Mr. Ahting  served as  Controller
                                 and Assistant Secretary.  Mr. Ahting
                                 was Assistant  Treasurer of Carolina
                                 Steel  Corporation from 1988 to 1990
                                 and practiced public accounting from
                                 1991 to November, 1993.

Officers are elected annually by the Registrant's Board of Directors at the first meeting of the Board of Directors held after each Annual Meeting of Shareholders. The terms of all of the foregoing officers are from May 18, 1995 to May 16, 1996.

Item 11. Executive Compensation.

         Information concerning executive compensation will be set forth in the Registrant's Proxy Statement in connection with its Annual Meeting to be held May 16, 1996, which Proxy Statement will be filed with the Commission within 120 after the end of the Registrants last fiscal year, and is hereby incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

         (a)-(b) Information concerning security ownership of certain beneficial owners and management will be set forth in the Registrant's Proxy Statement in connection with its Annual Meeting to be held May 16, 1996, which Proxy Statement will be filed with the Commission within 120 days after the end of the last fiscal year, and is hereby incorporated herein by reference.

         (c) The Registrant knows of no arrangements which may at a subsequent date result in a change in control of the Registrant.

Item 13. Certain Relationships and Related Transactions.

         Information concerning certain relationships and related transactions will be set forth in the Registrant's Proxy Statement in connection with its Annual Meeting to be held May 16, 1996 which Proxy Statement will be filed within 120 days after the end of the last fiscal year, and is hereby incorporated herein by reference.

                                    PART IV

Item 14. Exhibits, Financial Statements, Schedules and Reports on Form 8-K.

               (a)  1.   FINANCIAL STATEMENTS

                        The following Financial Statements of the Registrant are included in its Annual Report to Shareholders for the year ended December 31, 1995, which statements are incorporated herein by reference:

                        Independent Auditor's Report

                        Balance Sheets - December 31, 1995 and 1994

                        Statements of Operations - years ended
                        December 31, 1995, 1994, and 1993

                        Statements of Shareholders' Equity - years ended December 31, 1995, 1994, and 1993

                        Statements of Cash Flows - years ended
                        December 31, 1995, 1994, and 1993

                        Notes to Financial Statements

                    2.    FINANCIAL STATEMENT SCHEDULES

                The  following  schedules  are  included  in  Part IV of this
                Report:

                Independent Auditors' Reports, located at sequential pages 13 and 14 of this report.

               Schedule II - Valuation and qualifying accounts located at sequential page 16 of this report.

Schedules not listed above have been omitted because they are either not applicable or the required information has been included in the financial statements or the notes thereto.

               (b)      REPORTS ON FORM 8-K.

                On October 9, 1995, the Registrant announced that it would close its Kolman plant located at Sioux Falls, South Dakota.

               (c)      EXHIBITS.

               Exhibit Number:
               13.1 1995 Annual Report to Shareholders of Athey Products Corporation.
               21.1 Subsidiaries of the Registrant, attached at end of this Report.
               27.1     Financial Data Schedule.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              ATHEY PRODUCTS CORPORATION
                                   (Registrant)


                           By:    /s/ James H. Stumpo
                                   James H. Stumpo
                          President and Chief Executive Officer



                           By:   /s/ Franz M. Ahting
                                    Franz M. Ahting
                          Vice President Finance and Chief Financial Officer


Date:  March 28, 1996.


         Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ John F. McCullough                        /s/ Martin W. McCullough
John F. McCullough, Chairman                  Martin W. McCullough, Director
  of the Board of Directors                   March 28, 1996
March 28, 1996


/s/ Henry W. Gron, Jr.                      /s/Richard A.Rosenthal
Henry W. Gron, Jr., Director                Richard A. Rosenthal, Director
March 28, 1996                              March 28, 1996



/s/ James H. Stumpo                         /s/ Franz M. Ahting
James  H. Stumpo, Director                  Franz M. Ahting , Director
March 28, 1996                              March 28, 1996

                     (McGladrey & Pullen, LLP logo appears here)

         INDEPENDENT AUDITORS' REPORT ON FINANCIAL STATEMENT SCHEDULES




Board of Directors
Athey Products Corporation


Our audits were made for the purpose of forming an opinion on the basic 1995 and 1994 financial statements taken as a whole. Supplemental Schedule II - Valuation and Qualifying Accounts, is presented for purposes of complying with the Securities and Exchange Commission's rules and is not a part of the basic financial statements. This schedule for 1995 and 1994 have been subjected to the auditing procedures applied in our audit of the basic 1995 and 1994 financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic 1995 and 1994 financial statements taken as a whole.



                                                 /s/ McGladrey & Pullen, LLP



Raleigh, North Carolina
February 23, 1996

Deloitte &
Touche LLP          Suite 1800                         Telephone: (919) 546-8000
Logo                First Union Capitol Center         Telex: 4995716
appears             150 Fayetteville Street Mall       Facsimile: (919)833-3276
here)               P.O. Box 2778
                    Raleigh, North Carolina 27602-2778



INDEPENDENT AUDITORS' REPORT


Board of Directors and Shareholders
Athey Products Corporation
Raleigh, North Carolina

We have audited the balance sheet of Athey Products Corporation (the "Company") as of December 31, 1993, and the related statments of operations, shareholders' equity and cash flows for the year then ended; such statements of operations, stockholders' equity and cash flows are included in your 1995 Annual Report to Shareholders and are incorporated herein by reference. Our audit also included the 1993 financial statement schedule listed in Item 14. These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstate-ment. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of Athey Products Corporation as of December 31, 1993, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles. Also, in our opinion, such 1993 financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects the information set forth therein.

/s/ Deloitte & Touche LLP

Raleigh, North Carolina
March 8, 1994

Deloitte Touche
Tohmatsu
International

                           ATHEY PRODUCTS CORPORATION

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS



Column A                            Column B         Column C          Column D         Column E
- --------                            --------         --------          --------        --------
                                                     Additions
                                    Balance at       Charged to        Deductions       Balance at
                                    Beginning        Profit and        From             End of
                                    of  Year         Loss              Reserves         Year


Year Ended December 31, 1995:

Allowance for doubtful
accounts-trade                      $250,000         $  52,966        $   2,966        $300,000
Allowance for doubtful
receivable-other                    110,954                -                  -         110,954
Provision for obsolete
and slow moving
inventory                           950,000           286,610           586,610 (a)     650,000
Provision for warranty
costs                               780,000           705,553           850,053 (b)     635,500

Year Ended December 31, 1994:

Allowance for doubtful
accounts-trade                     $225,000        $   50,095        $   25,095         $250,000
Allowance for doubtful
receivable-other                    150,000            60,954           100,000          110,954
Provision for obsolete
and slow moving
inventory                           796,396           193,811            40,207(a)       950,000
Provision for warranty
costs                               370,000         1,303,078           893,078(b)       780,000

Year Ended December 31, 1993:

Allowance for doubtful
accounts-trade                      $200,000       $   90,037          $ 65,037         $225,000
Allowance for doubtful
receivable-other                     300,000              -             150,000          150,000
Provision for obsolete
and slow moving
inventory                            825,300          120,333           149,237(a)       796,396
Provision for warranty
costs                                262,899          883,742           776,641(b)       370,000



(a) Deductions for obsolete inventory scrapped and obsolete inventory sold at reduced selling price.
(b)    Warranty expenses incurred