Form 10-Q
period 1996-03-31
ATHEY PRODUCTS CORP
filed 1996-05-15
CIK 8109

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

                      QUARTERLY REPORT UNDER SECTION 13 OF
                     THE SECURITIES AND EXCHANGE ACT OF 1934


                              For the Quarter Ended
                                 March 31, 1996
                          Commission File Number 1-2723

                           ATHEY PRODUCTS CORPORATION
- - --------------------------------------------------------------------------------
               (Exact name of registrant as specified in charter)

                  Delaware                               36-0753480
   (State or other jurisdiction of                    (I.R.S. Employer
    incorporation or organization)                    Identification No.)


Route 1-A North, P. O. Box 669, Raleigh, North Carolina             27602
- - --------------------------------------------------------------------------------
(Address of Principal Executive Offices)                          (Zip Code)

Registrant's Telephone Number, Including Area Code:              919-556-5171

                                                             Not Applicable
- - --------------------------------------------------------------------------------
               Former name, former address and former fiscal year
                          if changed since last report


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X   .      No ___.

Number of Common Shares Outstanding as of  March 31, 1996:           3,973,459
                                           --------------            ----------

                           ATHEY PRODUCTS CORPORATION

                                    I N D E X


                                                                       Page
                                                                      Number


PART I.  FINANCIAL INFORMATION

         Item 1.    Financial Statements

                    Balance Sheets as of  March 31, 1996
                         (unaudited) and December 31, 1995.             3 & 4

                  Statements of Operations  for the three
                         months ended March 31, 1996 (unaudited)
                         and March 31, 1995 (unaudited).                5

                   Statements of Cash Flows for the three
                          months ended March 31, 1996
                         (unaudited) and March 31, 1995 (unaudited).    6

                         Notes to Financial Statements.                 7

         Item 2.  Management's Discussion and Analysis of Financial
                             Condition and Results of Operations        8 & 9


PART II.          OTHER INFORMATION                                     10

                           ATHEY PRODUCTS CORPORATION
                                 BALANCE SHEETS


                                                                 March 31, 1996    December 31, 1995
                                                                 --------------    -----------------
                                                                  (Unaudited)

ASSETS
   CURRENT ASSETS:
      Cash and cash equivalents                                     $    180,169    $  3,072,088
      Accounts receivable (less allowances for doubtful receivables
         of $300,000 and $300,000 in 1996 and 1995, respectively)      6,243,772       2,369,107
      Inventories                                                     16,717,195      17,022,201
      Prepaid expenses                                                   208,962         179,054
      Refundable Income Taxes                                            531,000         531,517
      Deferred income taxes                                              806,435         834,100
                                                                    ------------    ------------
            Total current assets                                      24,687,533      24,008,067
                                                                    ------------    ------------

   OTHER ASSETS:
      Marketable securities (including unrealized holding gain of
         $313,302 and  $5,699 in 1996 and 1995, respectively)          1,259,053         951,450
      Goodwill                                                           200,000         200,000
      Other                                                               24,357          24,358
                                                                    ------------    ------------
            Total other assets                                         1,483,410       1,175,808
                                                                    ------------    ------------

   PROPERTY, PLANT AND EQUIPMENT:
      Land and land improvements                                          47,785         319,769
      Buildings                                                        3,468,837       4,017,505
      Machinery and equipment                                          5,141,438       6,359,255
                                                                    ------------    ------------
                                                                       8,658,060      10,696,529
      Less accumulated depreciation                                   (5,150,781)     (6,554,487)
                                                                    ------------    ------------
            Total property, plant and equipment, net                   3,507,279       4,142,042
                                                                    ------------    ------------

                                                                    $ 29,678,222    $ 29,325,917
                                                                    ============    ============


   See notes to financial statements.

                           ATHEY PRODUCTS CORPORATION
                                 BALANCE SHEETS




                                                           March 31, 1996    December 31, 1995
                                                           --------------    -----------------
                                                           (Unaudited)

LIABILITIES AND SHAREHOLDERS' EQUITY
   CURRENT LIABILITIES:
      Current portion of obligations under capital lease    $   31,592           $   42,012
      Accounts payable                                       1,653,679            1,890,865
      Employee compensation and amounts withheld               459,210              444,116
      Accrued pension and other expenses                       526,336              543,635
      Warranty reserve                                         670,420              635,500
      Income taxes payable                                     234,185                    -
                                                          ------------          -----------
            Total current liabilities                        3,575,422            3,556,128
                                                          ------------          -----------

   NONCURRENT LIABILITIES:
      Obligations under capital lease                           57,419               57,419
      Deferred income taxes                                    323,390              464,500
                                                          ------------          -----------
            Total noncurrent liabilities                       380,809              521,919
                                                          ------------          -----------

   SHAREHOLDERS' EQUITY:
      Common stock, par value $2 per share:
         Authorized 10,000,000 shares;
         Issued 4,020,459 shares                             8,040,918            8,040,918
      Additional paid-in capital                            16,218,394           16,218,394
      Retained earnings                                      1,460,398            1,189,359
      Unrealized gain on marketable securities
         available-for-sale, net of related tax effect         206,843                3,761
      Less cost of 47,000 common shares in treasury           (204,562)            (204,562)
                                                          ------------          -----------
            Total shareholders' equity                      25,721,991           25,247,870
                                                          ------------          -----------

                                                          $ 29,678,222          $29,325,917
                                                          ============          ===========




   See notes to financial statements.

                           ATHEY PRODUCTS CORPORATION
                            STATEMENTS OF OPERATIONS


                                       Three Months Ended    Three Months Ended
                                          March 31, 1996        March 31, 1995
                                       ------------------     ----------------
                                           (Unaudited)            (Unaudited

NET SALES                              $   9,021,033          $  10,494,108
Cost of Goods Sold                         7,557,489              8,223,505
                                       -------------          -------------
Gross profit                               1,463,544              2,270,603
Selling, administrative and
   engineering expenses                    1,538,699              1,645,472
                                       -------------          -------------
Earnings (loss) from operations              (75,155)               625,131


Other income                                 367,406                 68,353

Other expenses                                 4,502                 11,103
                                       -------------          -------------
Earnings before income taxes                 287,749                682,381

Income tax expense                            16,710                232,000
                                       -------------          -------------

NET EARNINGS                           $     271,039          $     450,381
                                       -------------          -------------


NET EARNINGS PER SHARE                 $        0.07          $        0.11
                                       -------------          -------------

WEIGHTED AVERAGE SHARES
   OUTSTANDING                             3,973,459              3,973,459
                                       -------------          -------------





See notes to financial statements.

                           ATHEY PRODUCTS CORPORATION
                            STATEMENTS OF CASH FLOWS


                                             Three Months Ended    Three Months Ended
                                               March 31, 1996         March 31, 1995
                                             ------------------     ----------------
                                                   (Unaudited)            (Unaudited

OPERATING ACTIVITIES:
   Net earnings                              $     271,039          $     450,381
   Adjustments to reconcile net earnings
         to net cash provided by (used in)
         operating activities:
      Depreciation and amortization                107,001                102,136
      Provision for deferred income taxes         (217,996)                30,000
      (Gain) loss on sale of equipment            (237,144)                   960
   Changes in operating assets and liabilities:
      Accounts receivable                       (3,874,665)             2,202,664
      Inventories                                  305,006                384,139
      Prepaid expenses and other assets            (29,907)                84,643
      Refundable income taxes                          517                 -
      Accounts payable                            (237,186)              (720,400)
      Employee compensation and amounts withheld    15,094                  1,309
      Accrued pension and other expenses           (17,299)                84,391
      Warranty reserve                              34,920                (30,445)
      Income taxes payable                         234,185                 90,221
                                                ----------              ---------
   Net cash provided by (used in) operating
        activities                              (3,646,405)             2,679,999
                                                ----------              ---------

INVESTING ACTIVITIES:
   Purchase of plant and equipment                (163,325)               (89,494)
   Proceeds from sale of property and equipment    928,231                 47,643
                                                ----------              ---------
   Net cash provided by (used in) investing
        activities                                 764,906                (41,851)
                                                ----------              ---------

FINANCING ACTIVITIES:
   Principal paid on obligations under capital
        lease                                      (10,420)               (13,613)
                                                ----------              ---------
   Net cash used in financing
        activities                                 (10,420)               (13,613)
                                                ----------              ---------

NET INCREASE (DECREASE) IN CASH
   AND CASH EQUIVALENTS                         (2,891,919)             2,624,535

CASH AND CASH EQUIVALENTS,
   BEGINNING OF PERIOD                           3,072,088              2,645,641
                                                ----------              ---------

CASH AND CASH EQUIVALENTS,
   END OF PERIOD                             $     180,169          $   5,270,176
                                                ----------              ---------

SUPPLEMENTAL CASH FLOW DISCLOSURES

   Income taxes paid (recoveries)            $           -          $           -
                                                ----------              ---------

   Interest paid                             $       3,649          $       2,750
                                                ----------              ---------


See notes to financial statements.

                           ATHEY PRODUCTS CORPORATION

                          NOTES TO FINANCIAL STATEMENTS



I. The condensed financial statements included herein have been prepared by Athey Products Corporation (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations; however, the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's latest annual report on Form 10-K for the year ended December 31, 1995.

II. The financial information reflects all adjustments which are, in the opinion of Management, necessary to a fair presentation of the results for the interim period presented.

III. Earnings per share are computed on the basis of the weighted average number of shares outstanding during the period, which were 3,973,459. Certain 1995 financial statement amounts have been reclassified to conform with the 1996 presentation with no effect on net income.

                           ATHEY PRODUCTS CORPORATION

Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS.
         --------------------------------------------------

RESULTS OF OPERATIONS

During 1995, a restructuring program was developed that is intended to significantly reduce the Company's cost structure and improve productivity. This restructuring program involved reductions in the number of employees, consolidation of manufacturing facilities, and disposition of assets that were no longer productive. Subsequent to year-end, in February, 1996, as part of this restructuring program, the Company sold its South Dakota land, building and certain inventory and manufacturing equipment. The remaining inventory and equipment were transferred to the Company's Raleigh, North Carolina manufacturing plant.

Three Months Ended March 31, 1996 ("First Quarter 1996")

         as compared to

Three Months Ended March 31, 1995 ("First Quarter 1995")

The Company's net sales for the First Quarter 1996 were $9,021,033, a 14.0% decrease from the $10,494,108 recorded in the First Quarter 1995. The sales decline reflected a 9.5% decease in the number of sweepers shipped, as well as a decrease in replacement part sales. This decline in sweeper sales was primarily attributable to the severe winter weather experienced in the Company's Northeastern markets. The lower sales volume was partially offset by a slightly higher average unit selling price.

Cost of Sales as a percentage of net sales was 83.8% in the First Quarter 1996 as compared to 78.4% in the First Quarter 1995. The increase in the cost of sales was primarily due to manufacturing inefficiencies resulting from lower unit volume, introduction of a new regenerative air sweeper product line and commencement of the production of selected products in the Company's Raleigh, North Carolina facility transferred from the Company's South Dakota facility. In addition, cost of sales in 1996 reflected expenditures associated with the disposal and write down to net realizable values of certain assets.

The Company's selling, administrative and engineering expenses increased from 15.7% to 17.1% of net sales, while in dollar terms they decreased $106,773 to $1,538,699. Approximately $127,000 of First Quarter 1996 expenses were related to the final two months of operations of the manufacturing facility in Sioux Falls, South Dakota.

Other income for the First Quarter 1996 was $367,406 as compared to $68,353 in the First Quarter 1995. Included in other income for the First Quarter 1996 was $234,355 which represents the gain from the Company's sale of its South Dakota land, building and certain related inventory and manufacturing equipment. The Company also received $85,343 in 1996 representing a prorata distribution of reorganization proceeds in a bankruptcy case in which the Company was a creditor. The Company had recorded $110,953 as a receivable, of which the entire amount had been reserved at December 31, 1995. In addition, interest income declined from $67,020 in 1995 to $33,000 in 1996 due primarily to a lower average investment in cash and cash equivalents which was partially offset by slightly higher interest rates.

The 5.8% income tax expense rate for the First Quarter 1996 reflects a 30.2% credit from the reduction in valuation allowance.

Net earnings after tax for the First Quarter 1996 were $271,039 or $.07 per share, as compared to $450,381 or $.11 per share for the First Quarter 1995.


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

Liquidity and Capital Resources

At March 31, 1996 the Company had working capital of $21,112,111. The ratio of current assets to current liabilities was 6.9 to 1 and the debt to equity ratio was .15 to 1.

This compares to working capital of $20,451,939; a ratio of current assets to current liabilities of 6.8 to 1; and a debt to equity ratio of .16 to 1 at December 31, 1995.

At March 31, 1996, cash and cash equivalents were $180,169, down $2,891,919 from $3,072,088 at December 31, 1995, with a corresponding increase in accounts receivable

The Company generally relies upon internally generated funds to satisfy working capital requirements and to fund capital expenditures. Other than utilizing the available line of credit as needed, the Company does not presently plan to borrow long-term funds or sell securities.

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



                                         ATHEY PRODUCTS CORPORATION



Date:  May 14, 1996                      /s/ James H. Stumpo
- - ---------------------------              --------------------
                                         James H. Stumpo, President

Date:  May 14, 1996                       /s/ Franz M. Ahting
- - ---------------------------               -------------------
                                          Franz M. Ahting, V.P. Finance