Form 10-Q
period 1996-06-30
ATHEY PRODUCTS CORP
filed 1996-08-14
CIK 8109

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C.  20549

                                 FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OF
                  THE SECURITIES AND EXCHANGE ACT OF 1934


                          For the Quarter Ended
                              June 30, 1996
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
                            -----          -----
  Number of Common Shares Outstanding as of  June 30, 1996:      3,973,459

                  ATHEY PRODUCTS CORPORATION

                          I N D E X


                                                                      Page
                                                                      Number


  PART I. FINANCIAL INFORMATION

     Item 1.     Financial Statements

                  Balance Sheets as of  June 30, 1996
                           (unaudited) and December 31, 1995.          3 & 4

           Statements of Operations for the six
                      months ended June 30, 1996 (unaudited)
                 and June 30, 1995 (unaudited).                          5

           Statements of Operations for the three
                 months ended June 30, 1996 (unaudited)
                 and June 30, 1995 (unaudited).                          6

          Statements of Cash Flows for the six
                 months ended June 30, 1996 (unaudited)
                 and June 30, 1995 (unaudited).                          7

                           Notes to Financial Statements.                8

     Item 2.  Management's Discussion and Analysis of Financial
                               Condition and Results of Operations   9, 10 & 11


  PART II.     OTHER INFORMATION                                        12 & 13

                           ATHEY PRODUCTS CORPORATION
                                 BALANCE SHEETS


                                                                      June 30, 1996      December 31, 1995
                                                                       (Unaudited)
ASSETS
  CURRENT ASSETS:
    Cash and cash equivalents                                         $   535,252          $ 3,072,088
    Accounts receivable (less allowances for doubtful receivables
      of $310,266 and $300,000 in 1996 and 1995, respectively)          6,408,974            2,369,107
    Inventories                                                        16,212,929           17,022,201
    Prepaid expenses                                                      141,610              179,054
    Refundable income taxes                                                  -                 531,517
    Deferred income taxes                                                 818,505              834,100
         Total current assets                                          24,117,270           24,008,067

  OTHER ASSETS:
    Marketable securities (including unrealized holding gain of
              $805,970 and  $5,699 in 1996 and 1995, respectively)      1,751,721              951,450
    Goodwill                                                              200,000              200,000
    Other                                                                  24,358               24,358
         Total other assets                                             1,976,079            1,175,808

  PROPERTY, PLANT AND EQUIPMENT:
    Land and land improvements                                             47,785              319,769
    Buildings                                                           3,468,837            4,017,505
    Machinery and equipment                                             5,175,138            6,359,255
                                                                        8,691,760           10,696,529
    Less accumulated depreciation                                      (5,259,024)          (6,554,487)
         Total property, plant and equipment, net                       3,432,736            4,142,042

                                                                      $29,526,085          $29,325,917

  See notes to financial statements.

                                   ATHEY PRODUCTS CORPORATION
                                        BALANCE SHEETS

                                                           June 30, 1996        December 31, 1995
                                                            (Unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY
  CURRENT LIABILITIES:
    Current portion of obligations under capital lease        $  21,117               $    42,012
    Accounts payable                                          1,158,496                 1,890,865
    Employee compensation and amounts withheld                  463,051                   444,116
    Accrued pension and other expenses                          665,533                   543,635
    Warranty reserve                                            656,192                   635,500
    Income taxes payable                                        160,151                         -
                        Total current liabilities             3,124,540                 3,556,128

  NONCURRENT LIABILITIES:
    Obligations under capital lease                              57,419                    57,419
    Deferred income taxes                                       486,260                   464,500
                        Total noncurrent liabilities            543,679                   521,919

  SHAREHOLDERS' EQUITY:
    Common stock, par value $2 per share:
              Authorized 10,000,000 shares;
              Issued 4,020,459 shares                         8,040,918                 8,040,918
    Additional paid-in capital                               16,218,394                16,218,394
    Retained earnings                                         1,271,112                 1,189,359
    Unrealized gain on marketable securities
      available-for-sale, net of related tax effect             532,004                     3,761
    Less cost of 47,000 common shares in treasury              (204,562)                 (204,562)
                        Total shareholders' equity           25,857,866                25,247,870

                                                            $29,526,085               $29,325,917


See notes to financial statements.

                           ATHEY PRODUCTS CORPORATION
                            STATEMENTS OF OPERATIONS



                                Six Monts Ended   Six Months Ended
                                 June 30, 1996      June 30, 1995
                                   (Unaudited)      (Unaudited)

NET SALES                         $17,075,229       $19,230,088
Cost of Goods Sold                 14,293,838        15,339,524
Gross profit                        2,781,391         3,890,564
Selling, administrative and
  engineering expenses              3,146,549         3,415,037
Earnings (loss) from operations      (365,158)          475,527

Other income                          381,030           172,725
Other expenses                         (8,150)           (8,710)
Earnings before income taxes            7,722           639,542

Income tax expense (benefit)          (74,031)          217,500

NET EARNINGS                       $   81,753       $   422,042

NET EARNINGS PER SHARE             $     0.02       $      0.11

WEIGHTED AVERAGE SHARES
  OUTSTANDING                       3,973,459         3,973,459


See notes to financial statements.

                        ATHEY PRODUCTS CORPORATION
                          STATEMENT OF OPERATIONS

                          Three Months Ended  Three Months Ended
                              June 30, 1996       June 30, 1995
                               (Unaudited)          (Unaudited)

NET SALES                        $8,054,196          $8,735,980
Cost of Goods Sold                6,736,349           7,116,019
Gross profit                      1,317,847           1,619,961
Selling, administrative and
  engineering expenses            1,607,850           1,766,565
Loss from operations               (290,003)           (146,604)


Other income                         13,624             104,372
Other expenses                       (3,648)               (607)
Loss before income taxes           (280,027)            (42,839)

Income tax benefit                  (90,741)            (14,500)

NET LOSS                         $ (189,286)         $  (28,339)


NET LOSS PER SHARE               $    (0.05)         $    (0.01)

WEIGHTED AVERAGE SHARES
  OUTSTANDING                     3,973,459           3,973,459


See notes to financial statements.

                                ATHEY PRODUCTS CORPORATION
                                 STATEMENTS OF CASH FLOWS

                                            Six Months Ended    Six Months Ended
                                              June 30, 1996      June 30, 1995
                                               (Unaudited)        (Unaudited)

OPERATING ACTIVITIES:
  Net earnings                                 $   81,753          $  422,042
  Adjustments to reconcile net earnings
    to net cash provided by (used in)
    operating activities;
    Depreciation and amortization                 215,243             221,674
    Provision for doubtful accounts                10,266              36,498
    Provision for deferred income taxes          (234,673)             51,800
    (Gain) loss on sale of property and
      equipment                                  (237,142)                960
  Changes in operating assets and liabilities:
    Accounts receivable                        (4,050,133)          2,914,743
    Inventories                                   809,272             101,096
    Prepaid expenses and other assets              37,444             192,243
    Refundable income taxes                       531,517             (53,139)
    Accounts payable                             (732,369)         (1,283,612)
    Employee compensation and amounts withheld     18,935             (47,535)
    Accrued pension and other expenses            121,898              43,893
    Warranty reserve                               20,692             (61,495)
    Income taxes payable                          160,151            (113,500)
  Net cash provided by (used in) operating
    activities                                 (3,247,146)          2,425,668

INVESTING ACTIVITIES:
  Purchase of plant and equipment                (197,026)           (253,004)
  Proceeds from sale of property and equipment    928,231              47,643
  Net cash provided by (used in) investing
    activities                                    731,205            (205,361)

FINANCING ACTIVITIES:
  Principal paid on obligations under capital
    lease                                         (20,895)            (17,031)
  Net cash used in financing activities           (20,895)            (17,031)

NET INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS                         (2,536,836)          2,203,276

CASH AND CASH EQUIVALENTS,
  BEGINNING OF PERIOD                           3,072,088           2,645,641

CASH AND CASH EQUIVALENTS,
  END OF PERIOD                               $   535,252          $4,848,917

SUPPLEMENTAL CASH FLOW DISCLOSURES:

Income taxes paid (recoveries)                $  (531,000)         $  332,339

Interest paid                                 $     7,278          $    4,899


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

III. Earnings (loss) per share are computed on the basis of the weighted average number of shares outstanding during the periods indicated, which was 3,973,459. Certain 1995 financial statement amounts have been reclassified to conform with the 1996 presentation with no effect on net income.

                             ATHEY PRODUCTS CORPORATION

       Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  RESULTS OF OPERATIONS

  During 1995, a restructuring program was developed to significantly reduce the Company's cost structure and improve productivity. This restructuring program involved reductions in the number of employees, consolidation of manufacturing facilities, and disposition of assets that were no longer productive. In February, 1996, as part of this restructuring program, the Company sold its South Dakota land, building and certain inventory and manufacturing equipment. The remaining inventory and equipment were transferred to the Company's Raleigh, North Carolina manufacturing plant.

  Six Months Ended June 30, 1996

     as compared to

  Six Months Ended June 30, 1995

  The Company's net sales for the six months ended June 30, 1996 were $17,075,229, a 11.2% or $2,154,859 decrease from the $19,230,088 recorded for the same period in 1995. Approximately $1,515,000 of the reduction in sales volume is attributable to the Company's phasing out the manufacture of certain product lines and the transfer of product lines from the Company's South Dakota facility to its Raleigh, North Carolina plant. The sales decline also reflects a 4.1% decease in the number of sweepers shipped, as well as a decrease in replacement part sales. This decline in sweeper sales was partially attributable to the severe winter weather experienced in the Company's northeastern markets. The lower sweeper sales volume was partly offset by a slightly higher average unit selling price.

  Cost of sales as a percentage of net sales was 83.7% in the six months ended June 30, 1996 as compared to 79.8% during the same period in 1995. The increase in the cost of sales was primarily due to manufacturing inefficiencies resulting from lower unit volume, introduction of a new regenerative air sweeper product line and commencement of the production of certain products in the Company's
  Raleigh, North Carolina facility transferred from the Company's former South Dakota facility. In addition, cost of sales in 1996 reflected expenditures associated with the disposal and write-down to net realizable values of certain assets.

  The Company's selling, administrative and engineering expenses increased from 17.8% to 18.4% of net sales, while in dollar terms they decreased $268,488 to $3,146,549. Approximately $127,000 of additional expenses were incurred during the first quarter of 1996 which related to the closure of operations of the manufacturing facility in Sioux Falls, South Dakota.

  Other income for the six months ended June 30, 1996 was $381,030 as compared to $172,725 recorded in the first six months of 1995. Included in other income for the first half of 1996 was $234,355 which represents the gain from the Company's sale of its South Dakota land, building and certain related inventory and manufacturing equipment.

  The Company also received $85,343 in 1996 representing a prorata distribution of reorganization proceeds in a bankruptcy case in which the Company was a creditor. The Company had recorded $110,953 as a receivable, of which the entire amount had been reserved at December 31, 1995. Interest income declined from $155,905 in 1995 to $45,994 in 1996 due primarily to a lower average investment in cash and cash equivalents.

  The income tax benefit for the six month period ended June 30, 1996 varies from the customary relationship of a 34% income tax expense primarily because of a approximately $77,000 credit from a reduction in the deferred tax asset valuation allowance.

  Net earnings after tax for the six months ended June 30, 1996 were $81,753 or $.02 per share, as compared to $422,042 or $.11 per share for the six months ended June 30, 1995.


  Three Months Ended June 30, 1996 ("Second Quarter 1996")

     as compared to

  Three Months Ended June 30, 1995 ("Second Quarter 1995")

  The Company's net sales for the Second Quarter 1996 were $8,054,196, representing a 7.8% decline from net sales of $8,735,980 achieved in the Second Quarter 1995. The reduction in sales volume was primarily attributable to the Company's phasing out the manufacture of certain product lines and the transfer of other product lines from the Company's South Dakota facility to its Raleigh, North Carolina plant.

  The gross profit margin was 16.4% of net sales for the Second Quarter
  1996 compared with 18.5% in the Second Quarter 1995.  During the
  Second Quarter 1996, the Company's gross margins were negatively impacted as compared to the Second Quarter 1995 by a decline in average selling prices due to continuing competitive pricing pressures in certain product lines and a change in the mix of products shipped. The Company has also experienced lower margins as it has directed its marketing efforts internationally into new markets and sought growth in market share.

  Selling, administrative and engineering expenses declined $158,715 or 9.0% to $1,607,850 in the Second Quarter 1996 as compared to $1,766,565 recorded in the Second Quarter 1995. This decline is partially attributable to the Company's continuing cost reduction programs.

  Other income was $13,624 in the Second Quarter 1996, down from $104,372 reported for the Second Quarter 1995. The decrease in other income was mainly due to lower interest income which is reflective of a lower average investment portfolio of cash and cash equivalents.

  The Company's effective tax benefit rate declined slightly to 32.4% of pre-tax loss in the Second Quarter 1996 compared to 33.8% of pre-tax loss in the prior year period.

  The net loss after tax for the Second Quarter 1996 was $189,286 or $ .05 per share, as compared to a net loss after tax of $28,339 or $.01 per share recorded for the same period in 1995.

  Effects of Inflation

  The Company attempts to minimize the impact of inflation on production and operating costs through cost control programs and productivity improvements. The rate of inflation has not had significant impact on the Company's operations. Prices paid for raw materials and other manufacturing inputs have remained fairly stable throughout the periods indicated. On a longer-term basis, the Company has demonstrated an ability to adjust the selling prices of its products in reaction to changing costs.

  Liquidity and Capital Resources

  At June 30, 1996 the Company had working capital of $20,992,730. The ratio of current assets to current liabilities was 7.7 to 1 and the debt to equity ratio was .14 to 1. This compares to working capital of $20,451,939; a ratio of current assets to current liabilities of 6.8 to 1; and a debt to equity ratio of .16 to 1 at December 31, 1995.

  At June 30, 1996, cash and cash equivalents were $535,252, down
  $2,536,836 from $3,072,088 at December 31, 1995, with a corresponding increase in accounts receivable.

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

  Item 1.  Legal Proceedings.  None

  Item 2.  Changes in Securities.  None

  Item 3.  Defaults upon Senior Securities.  None.

  Item 4.  Submission of Matters to a Vote of Security Holders.  None.

           The annual meeting of shareholders of the Company was held on May 16, 1996, at which meeting the following matters were voted on by the shareholders:

           (i) Election of Directors

           Name                  Votes For              Votes Against
                                                         or Withheld

           John F. McCullough     3,414,972                37,365
           Martin W. McCullough   3,414,972                37,365
           Richard A. Rosenthal   3,416,021                36,316
           Henry W. Gron, Jr.     3,413,532                38,805
           James H. Stumpo        3,416,021                36,316
           Franz M. Ahting        3,414,972                37,365


           (ii) Ratification of the Appointment of Auditors

           Votes For              Votes Against         Votes Abstaining
                                                      and Broker Non-Votes

           3,434,585                   2,222                11,749


  Item 5.  Other Information.

  Item 6.  Exhibits and Reports on Form 8-K.

           The following is included as an exhibit to this report:
           27. Financial Data Schedule


                          SIGNATURES




  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                 ATHEY PRODUCTS CORPORATION



  Date:  August 12, 1996           /s/ James H. Stumpo
                                   James H. Stumpo, President

  Date:  August 12, 1996           /s/ Franz M. Ahting
                                   Franz M. Ahting, V.P. Finance