Form 10-Q
period 1996-09-30
ATHEY PRODUCTS CORP
filed 1996-11-14
CIK 8109

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

                      QUARTERLY REPORT UNDER SECTION 13 OF
                     THE SECURITIES AND EXCHANGE ACT OF 1934


                              For the Quarter Ended
                               September 30, 1996
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
Yes   X   .      No ___.

Number of Common Shares Outstanding as of September  30, 1996:     3,969,459

                           ATHEY PRODUCTS CORPORATION

                                    I N D E X
                                                                           Page
                                                                          Number
PART I.  FINANCIAL INFORMATION

    Item 1.      Financial Statements

                 Balance Sheets as of  September 30, 1996
                    (unaudited) and December 31, 1995.                     3 & 4

                 Statements of Operations for the nine
                    months ended September 30, 1996 (unaudited)
                    and September 30, 1995 (unaudited).                        5

                 Statements of Operations  for the three
                    months ended September 30, 1996 (unaudited)
                    and September 30, 1995 (unaudited).                        6

                 Statements of Cash Flows for the nine
                     months ended September 30, 1996
                    (unaudited) and September 30, 1995 (unaudited).            7

                 Notes to Financial Statements.                                8

    Item 2.      Management's Discussion and Analysis of Financial
                     Condition and Results of Operations               9,10 & 11


PART II.          OTHER INFORMATION                                      12 & 13

                           ATHEY PRODUCTS CORPORATION
                                 BALANCE SHEETS


                                                                                 September 30, 1996         December 31, 1995
                                                                                 ------------------         -----------------
                                                                                    (Unaudited)

ASSETS
       CURRENT ASSETS:
            Cash and cash equivalents                                             $     2,098,574           $     3,072,088
            Accounts receivable (less allowances for doubtful receivables
                 of $325,070 and $300,000 in 1996 and 1995, respectively)               4,371,169                 2,369,107
            Inventories                                                                17,190,457                17,022,201
            Prepaid expenses                                                              150,454                   179,054
            Refundable income taxes                                                       153,631                   531,517
            Deferred income taxes                                                         818,505                   834,100
                                                                                ------------------          ----------------
                       Total current assets                                            24,782,790                24,008,067
                                                                                ------------------          ----------------

       OTHER ASSETS:
            Marketable securities (including unrealized holding gain of
                 $545,944 and  $5,699 in 1996 and 1995, respectively)                   1,491,695                   951,450
            Goodwill                                                                      200,000                   200,000
            Other                                                                          26,587                    24,358
                                                                                ------------------          ----------------
                       Total other assets                                               1,718,282                 1,175,808
                                                                                ------------------          ----------------

       PROPERTY, PLANT AND EQUIPMENT:
            Land and land improvements                                                     47,785                   319,769
            Buildings                                                                   3,542,386                 4,017,505
            Machinery and equipment                                                     5,196,800                 6,359,255
                                                                                ------------------          ----------------
                                                                                        8,786,971                10,696,529
            Less accumulated depreciation                                              (5,368,495)               (6,554,487)
                                                                                ------------------          ----------------
                       Total property, plant and equipment, net                         3,418,476                 4,142,042
                                                                                ------------------          ----------------
                                                                                  $    29,919,548           $    29,325,917
                                                                                ==================          ================


See notes to financial statements

                           ATHEY PRODUCTS CORPORATION
                                 BALANCE SHEETS


                                                                          September 30, 1996     December 31, 1995
                                                                          ------------------     -----------------
                                                                              (Unaudited)

LIABILITIES AND SHAREHOLDERS' EQUITY
       CURRENT LIABILITIES:
            Current portion of obligations under capital lease             $      10,586             $     42,012
            Accounts payable                                                   2,008,257                1,890,865
            Employee compensation and amounts withheld                           451,767                  444,116
            Accrued pension and other expenses                                   704,317                  543,635
            Warranty reserve                                                     645,857                  635,500
                                                                        -----------------       ------------------
                       Total current liabilities                               3,820,784                3,556,128
                                                                        -----------------       ------------------

       NONCURRENT LIABILITIES:
            Obligations under capital lease                                       57,419                   57,419
            Deferred income taxes                                                397,850                  464,500
                                                                        -----------------       ------------------
                       Total noncurrent liabilities                              455,269                  521,919
                                                                        -----------------       ------------------

       SHAREHOLDERS' EQUITY:
            Common stock, par value $2 per share:
                 Authorized 10,000,000 shares;
                 Issued 4,020,459 shares                                       8,040,918                8,040,918
            Additional paid-in capital                                        16,218,394               16,218,394
            Retained earnings                                                  1,244,358                1,189,359
            Unrealized gain on marketable securities
                 available-for-sale, net of related tax effect                   360,387                    3,761
            Less cost of 51,000 and 47,000 common shares
                 in treasury in 1996 and 1995, respectively                     (220,562)                (204,562)
                                                                        -----------------       ------------------
                       Total shareholders' equity                             25,643,495               25,247,870
                                                                        -----------------       ------------------

                                                                           $ 29,919,548              $ 29,325,917
                                                                        =================       ==================



       See notes to financial statements.

                           ATHEY PRODUCTS CORPORATION
                            STATEMENTS OF OPERATIONS

                                                 Nine Months Ended         Nine Months Ended
                                                 September 30, 1996        September 30, 1995
                                                     (Unaudited)               (Unaudited)

NET SALES                                     $       24,486,078        $      25,307,860
Cost of Goods Sold                                    20,292,613               20,599,028
                                             --------------------      -------------------
Gross profit                                           4,193,465                4,708,832
Selling, administrative and
       engineering expenses                            4,621,396                4,758,456
                                             --------------------      -------------------
Loss from operations                                    (427,931)                 (49,624)


Other income                                             407,327                  256,196
Other expenses                                           (12,210)                 (12,896)
                                             --------------------      -------------------
Earnings (loss) before income taxes                      (32,814)                 193,676

Income tax expense (benefit)                             (87,813)                 123,400
                                             --------------------      -------------------

NET EARNINGS                                  $           54,999        $          70,276
                                             ====================      ===================


NET EARNINGS PER SHARE                        $             0.01        $            0.02
                                             ====================      ===================

WEIGHTED AVERAGE SHARES
       OUTSTANDING                                     3,973,224                3,973,459
                                             ====================      ===================





See notes to financial statements.

                           ATHEY PRODUCTS CORPORATION
                            STATEMENTS OF OPERATIONS



                                      Three Months Ended     Three Months Ended
                                      September 30, 1996     September 30, 1995
                                          (Unaudited)            (Unaudited)

NET SALES                               $    7,410,849        $    6,077,772
Cost of Goods Sold                           5,998,775             5,158,227
                                     ------------------      ----------------
Gross profit                                 1,412,074               919,545
Selling, administrative and
       engineering expenses                  1,474,847             1,444,697
                                     ------------------      ----------------
Loss from operations                           (62,773)             (525,152)


Other income                                    26,297                83,471
Other expenses                                  (4,060)               (4,186)
                                     ------------------      ----------------
Loss before income taxes                       (40,536)             (445,867)

Income tax benefit                             (13,782)              (94,100)
                                     ------------------      ----------------

NET LOSS                                $      (26,754)       $     (351,767)
                                     ==================      ================


NET LOSS PER SHARE                      $        (0.01)       $        (0.09)
                                     ==================      ================

WEIGHTED AVERAGE SHARES
       OUTSTANDING                           3,972,763             3,973,459
                                     ==================      ================



See notes to financial statements.

                           ATHEY PRODUCTS CORPORATION
                            STATEMENTS OF CASH FLOWS


                                                                     Nine Months Ended     Nine Months Ended
                                                                     September 30, 1996    September 30, 1995
                                                                        (Unaudited)           (Unaudited)

OPERATING ACTIVITIES:
       Net earnings                                                 $       54,999          $     70,276
       Adjustments to reconcile net earnings
                 to net cash provided by (used in)
                 operating activities:
            Depreciation and amortization                                  324,714               355,064
            Provision for doubtful accounts                                 25,070                40,751
            Provision for deferred income taxes                           (234,674)              200,693
            (Gain) loss on sale of property and equipment                 (237,141)                  961
       Changes in operating assets and liabilities:
            Accounts receivable                                         (2,027,132)            3,819,851
            Inventories                                                   (168,256)             (192,177)
            Prepaid expenses and other assets                               26,371               (61,447)
            Refundable income taxes                                        377,886              (296,132)
            Accounts payable                                               117,392            (1,685,971)
            Employee compensation and amounts withheld                       7,651              (147,487)
            Accrued pension and other expenses                             160,682                70,232
            Warranty reserve                                                10,357              (112,000)
            Income taxes payable                                           -                    (113,500)
                                                                  -----------------      ----------------
       Net cash provided by (used in) operating activities              (1,562,081)            1,949,114
                                                                  -----------------      ----------------

INVESTING ACTIVITIES:
       Purchase of plant and equipment                                    (292,238)             (368,351)
       Proceeds from sale of property and equipment                        928,231                47,643
                                                                  -----------------      ----------------
       Net cash provided by (used in) investing activities                 635,993              (320,708)
                                                                  -----------------      ----------------

FINANCING ACTIVITIES:
       Principal paid on obligations under capital lease                   (31,426)              (34,214)
       Principal paid on debt                                              -                     (99,595)
       Purchase of common stock for treasury                               (16,000)              -
                                                                  -----------------      ----------------
       Net cash used in financing activities                               (47,426)             (133,809)
                                                                  -----------------      ----------------

NET INCREASE (DECREASE) IN CASH
       AND CASH EQUIVALENTS                                               (973,514)            1,494,597

CASH AND CASH EQUIVALENTS,
       BEGINNING OF PERIOD                                               3,072,088             2,645,641
                                                                  -----------------      ----------------

CASH AND CASH EQUIVALENTS,
       END OF PERIOD                                                $    2,098,574          $  4,140,238
                                                                  =================      ================

SUPPLEMENTAL CASH FLOW DISCLOSURES:

       Income taxes paid (recoveries)                               $    (231,000)          $   354,410
                                                                  =================      ================

       Interest paid                                                $       10,851          $      7,404
                                                                  =================      ================



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

III. Earnings per share are computed on the basis of the weighted average number of shares outstanding during the period, which were 3,973,224 for the nine month period and 3,972,763 for the three month period ended September 30, 1996. Certain 1995 financial statement amounts have been reclassified to conform with the 1996 presentation with no effect on net income.

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

Nine Months Ended September 30, 1996

         as compared to

Nine Months Ended September 30, 1995

The Company's net sales for the nine months ended September 30, 1996 were $24,486,078, a 3.2% or $821,782 decrease from the $25,307,860 recorded for the same period in 1995. The Company experienced a $1,901,000 reduction in sales volume attributable to the Company's phasing out the manufacture of certain product lines and the transfer of product lines from the Company's South Dakota facility to its Raleigh, North Carolina plant. The Company also incurred a decline in replacement parts sales during this period. These sales declines were partially offset by a 13.2% increase in the number of sweepers shipped and slightly higher average unit selling prices.

Cost of sales as a percentage of net sales was 82.9% in the nine months ended September 30, 1996 as compared to 81.4% during the same period in 1995. The increase in the cost of sales was primarily due to manufacturing inefficiencies resulting from the introduction of a new regenerative air sweeper product line and commencement of the production of certain products in the Company's Raleigh, North Carolina facility transferred from the Company's former South Dakota facility. In addition, cost of sales in 1996 reflected expenditures associated with the disposal and write-down to net realizable values of certain assets.

The Company's selling, administrative and engineering expenses remained relatively unchanged, increasing from 18.8% to 18.9% of net sales, while decreasing $137,060 to $4,621,396. Approximately $127,000 of additional expenses were incurred during the first quarter of 1996 which related to the closure of operations of the manufacturing facility in Sioux Falls, South Dakota.

Other income for the nine months ended June 30, 1996 was $407,327 as compared to $256,196 recorded in the first nine months of 1995. Included in other income for the first half of 1996 was $234,355 which represents the gain from the Company's sale of its South Dakota land, building and certain related inventory and manufacturing equipment.

The Company also received $85,343 in 1996 representing a prorata distribution of reorganization proceeds in a bankruptcy case in which the Company was a creditor. The Company had recorded $110,953 as a receivable, of which the entire amount had been reserved at December 31, 1995. Interest income declined from $227,199 in 1995 to $79,363 in 1996 due primarily to a lower average investment in cash and cash equivalents.

The income tax benefit for the nine month period ended September 30, 1996 varies from the customary relationship of a 34% income tax expense primarily because of a approximately $77,000 credit from a reduction in the deferred tax asset valuation allowance.

Net earnings after tax for the nine months ended September 30, 1996 were $54,999 or $.01 per share, as compared to $70,276 or $.02 per share for the nine months ended September 30, 1995.

Three Months Ended September 30, 1996 ("Third Quarter 1996")

         as compared to

Three Months Ended September 30, 1995 ("Third Quarter 1995")

The Company's net sales for the Third Quarter 1996 were $7,410,849, representing a 21.9% increase from net sales of $6,077,772 achieved in the Third Quarter 1995. The increase in sales reflects an increase in unit sales volume and slightly higher average unit selling prices. The improvement in sales activity was partially offset by the Company's phasing out the manufacture of certain product lines and the transfer of other product lines from the Company's South Dakota facility to its Raleigh, North Carolina plant.

The gross profit margin was 19.1% of net sales for the Third Quarter 1996 compared with 15.1% in the Third Quarter 1995. The Company's gross margins had been negatively impacted in the Third Quarter 1995 by inefficiencies associated with the lower overall sales volume levels experienced during that quarter.

Selling, administrative and engineering expenses remained relatively unchanged, declining $30,150 or 2.1% to $1,474,847 in the Third Quarter 1996 as compared to $1,444,697 recorded in the Third Quarter 1995. This decline is partially attributable to the Company's continuing cost reduction programs.

Other income was $26,297 in the Third Quarter 1996, down from $83,471 reported for the Third Quarter 1995. The decrease in other income was mainly due to lower interest income which is reflective of a lower average investment portfolio of cash and cash equivalents.


The Company's effective tax benefit rate declined slightly to 34.0% of pre-tax loss in the Third Quarter 1996 compared to 21.1% of pre-tax loss in the prior year period. The change in rate primarily reflects a credit from the reduction in valuation allowance.

The net loss after tax for the Third Quarter 1996 was $26,754 or $ .01 per share, as compared to a net loss after tax of $351,767 or $.09 per share recorded for the same period in 1995.

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

Liquidity and Capital Resources

At September 30, 1996 the Company had working capital of $20,962,006. The ratio of current assets to current liabilities was 6.5 to 1 and the debt to equity ratio was .17 to 1. This compares to working capital of $20,451,939; a ratio of current assets to current liabilities of 6.8 to 1; and a debt to equity ratio of
 .16 to 1 at December 31, 1995.

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

                                                ATHEY PRODUCTS CORPORATION


Date:  November 13, 1996                         /s/ James H. Stumpo
---------------------------                      ------------------------------
                                                 James H. Stumpo, President

Date:  November 13, 1996                          /s/ Franz M. Ahting
                                                 ------------------------------
                                                 Franz M. Ahting, V.P. Finance