Form 10-K405
period 1996-12-31
ATHEY PRODUCTS CORP
filed 1997-03-31
CIK 8109

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

                        FOR ANNUAL AND TRANSITION REPORTS

                     PURSUANT TO SECTION 13 OR 15 (d) OF THE

                         SECURITIES EXCHANGE ACT OF 1934

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934.

For the fiscal year ended December 31,1996

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934.

For the transition period from ____________ to ____________.

                           Commission File No. 1-2723

                           ATHEY PRODUCTS CORPORATION
--------------------------------------------------------------------------------
               (Exact Name of Registrant as Specified in Charter)

         Delaware                                        36-0753480
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

1839 South Main Street, Wake Forest, North Carolina      27587-9289
    (Address of Principal Executive Offices)             (Zip Code)

Registrant's telephone number including area code:       919-556-5171

Securities registered pursuant to Section 12(b) of the Act:

                  None
            (Title of Class)

Securities registered pursuant to Section 12(g) of the Act:

          Common Stock, $2 value
             (Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X. No ___.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X].

On March 17, 1997, there were 3,805,608 shares of common stock outstanding.

On March 17, 1997, the aggregate market value of voting stock held by nonaffiliates (based upon the average bid and ask price of such stock) was approximately $9,471,302.

Exhibit Index located at Sequential Page 11.

                       DOCUMENTS INCORPORATED BY REFERENCE

Part I                                                                 None

Part II

   Item 5    -     Market for Registrant's  Common Equity              Page 7 of the Annual Report to the
                   and Related Stockholder Matters                     Shareholders for the year ended December
                                                                       31, 1996

   Item 6    -       Selected Financial Data                           Page 6 of the Annual Report to
                                                                       Shareholders for the year ended December
                                                                       31, 1996



   Item 7    -     Management's Discussion & Analysis of               Pages 4 - 7 of the Annual Report to
                   Financial Condition and Results of                  Shareholders for the year ended December
                   Operations                                          31, 1996


   Item 8    -     Financial Statements and Supplementary              Pages 8 - 13 and 16 of the Annual Report
                   Data                                                to Shareholders for the year ended
                                                                       December 31, 1996


Part III

   Item 10   -     Directors and Executive Officers of the             Registrant's Proxy Statement to be filed
                   Registrant                                          in connection with its Annual Meeting to
                                                                       be held May 15, 1997


   Item 11    -     Executive Compensation                             Registrant's Proxy Statement to be filed
                                                                       in connection with its Annual Meeting to
                                                                       be held May 15, 1997




   Item 12    -    Security Ownership of Certain Beneficial            Registrant's Proxy Statement to be filed
                   Owners and Management                               in connection with its Annual Meeting to
                                                                       be held May 15, 1997


   Item 13     -    Certain Relationships and Related                  Registrant's Proxy Statement to be filed
                    Transactions                                       in connection with its Annual Meeting to
                                                                       be held May 15, 1997


Part IV                                                                Exhibits as specified in Item 14 of this
                                                                       Report

                                        2

                           ATHEY PRODUCTS CORPORATION

Forward-Looking Statements

         The forward-looking statements included in the "Business", "Legal Proceedings" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" sections, which reflect management's best judgment based on factors currently known, involve risks and uncertainties. Words such as "expects", "anticipates", "believes", "intends", and "hopes", variations of such words and similar expressions are intended to identify such forward-looking statements. Actual results could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including but not limited to, the factors discussed in such sections. Forward-looking information provided by the Company in such sections pursuant to the safe harbor established under the Private Securities Litigation Reform Act of 1995 should be evaluated in the context of these factors.

PART 1

Item 1.           Business

General Development of Business. Athey Products Corporation ("Registrant" or the "Company") was incorporated in the State of Illinois on September 29, 1922. In May, 1988, the Registrant's corporate domicile was changed from Illinois by reincorporating the Registrant in Delaware. The Registrant is a manufacturer of heavy duty equipment and parts. Its principal products include street sweepers and force-feed loaders. The Registrant also manufactures other equipment and replacement parts for its products. The principal users of the Registrant's products are municipalities, contractors, other governmental bodies or agencies and others who have need of heavy duty, large capacity equipment.

The following is a brief description of the principal products manufactured by the Registrant.

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

Conveyors and Systems. The Registrant manufactures a broad range of different types and sizes of conveyors, vibrating screens and pug mill mixing plants. Types of conveyors include portable belt loader conveyors, stationary and portable conveyors, folding stacker conveyors, wash plants and rotary stacking conveyors for use in mining, quarries and material processing plants. In December, 1996, the Company sold its Kolman Aggregate Product Line consisting of conveyors, vibrating screens, pugmills, and ash blenders, as well as the Kolman trademark.

Other Products

         (a) Force-feed loaders. Force-feed loaders combine the continuous flow capabilities of a belt conveyor with wheel loader mobility, and are produced with either gasoline or diesel engines. They are used to pick up or load dirt, snow or any flowable material from windrow or roadside and drop it into a trailing truck.

Force-feed loaders can also be used for loading sand, coal, salt, top soil and gravel from stockpiles; assisting in cleanup jobs or paving projects; picking up windrows on road shoulders and ditch trimming; or clearing snow-choked roads. Optional attachments include a swivel discharge conveyor and right angle side discharge to either side.

         (b) Graders. The grader, called the "Maintenance Master, Model 600", is a small, maneuverable maintenance machine designed to handle jobs where larger, less efficient equipment is not required. This unit can be used for site preparation on small jobs such as parking lots and driveways. Graders are produced with diesel engines, hydrostatic transmission and a wide range of attachments.

         (c) Replacement Parts. The Registrant also manufactures and distributes replacement parts for its product lines.

The Registrant's products are distributed through an equipment dealer network that covers the entire United States and certain foreign countries. Agreements with its dealers are terminable, by either party, upon 30 days written notice, except as otherwise limited by applicable law. As is common in the industry, almost all such dealers also sell complementary products produced by other manufacturers, and all of them operate as independent contractors.

Set forth below, for each of the Registrant's last three years, is the percentage of total sales contributed by each class of similar products which contributed 10% or more of total sales during any of the last three years:

                                          Year Ended December, 31
 Class of Product                       1996          1995         1994
 ----------------                       ----          ----         ----
Mobil Street Sweepers                    93%           84%          89%

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

Patents, Trademarks, Licenses. Although the Registrant owns certain patents, trademarks and licenses, none is of material importance to its business, with the exception of the trademark "Mobil Sweeper" owned by the Registrant and used in connection with its mobil street sweepers.

Seasonality. With respect to sales of products manufactured by the Registrant, it has been the experience of the Registrant that its heavy shipping period begins in the spring of the year and continues through the late fall of the year.

Working Capital. The Registrant generates working capital from operations and borrowings under a bank line of credit. The Registrant does not generally provide extended payment terms to its customers, however, the Company may, on occasion, provide certain customers with alternative payment arrangements. The Company's business, as a whole, is not generally subject to seasonal variations in demand, working capital requirements are not subject to material fluctuation.

Customers. In 1996, the Company's largest customer, a dealer selling to a local government entity, accounted for approximately 25% of the Company's net sales. No other customer accounted for more than 10% of the Company's net sales.

The Company believes that the loss of any customer that accounts for 10% or more of the Company's net sales would have a material adverse effect on its business. As is customary in the industry, the Company does not have a significant amount of long term sales agreements with its customers. However, it believes that it enjoys excellent relationships with its customers. The Company follows customary industry practices regarding terms of sale; however, the Company does, on occasion, provide extended payment terms to certain customers.

Backlog. The dollar amount of the backlog of orders believed to be firm as of December 31, 1996 and December 31, 1995 was approximately $4,675,524 and $7,452,000, respectively. Mobil street sweepers accounted for 92% and 100%, respectively, of the backlogs as of such dates. The Registrant expects to complete all orders related to the December 31, 1996 backlog during the current year.

Government Contracts. The Registrant has no material contracts with the Federal Government.

Competition. The Registrant competes in the street sweeper, force-feed loader and grader markets with a number of other companies which are larger and have greater financial resources than the Registrant.

To the knowledge of the Registrant, it is one of the largest manufacturers of four-wheel street sweepers; however, there is substantial competition from other manufacturers in the functional sweeper market, which includes three wheel and vacuum type sweepers.

To the knowledge of the Registrant, it is one of the primary manufacturers of force-feed loaders. However, front-end loaders, which are manufactured by many other companies, provide substantial functional competition. The Registrant is not a significant manufacturer of graders.

Research and Development. The Registrant spent approximately $110,000 in 1996, $418,000 in 1995, and $485,000 in 1994, to improve existing products and to consider new product lines.

Environment. Compliance with federal, state and local provisions which have been enacted or adopted regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, have had no material effects upon the capital expenditures, results of operations, and competitive position of the Registrant. Due to the nature of its business, the Registrant does not anticipate any material capital expenditures for environmental control facilities for the next fiscal year.

Employees. As of December 31, 1996, the Registrant employed 254 persons, of which 175 employees are subject to a collective bargaining agreement. The Registrant considers its relationship with its employees to be excellent.

Export Sales. Sales to customers in foreign countries approximated $1,355,199 in 1996, $984,500 in 1995 and $1,393,800 in 1994. During 1996, such customers were located in North America, the Middle East and the Pacific Rim.

Item 2.           Properties.

The Registrant owns one manufacturing plant which, in the Registrant's opinion, is suitable and adequate for the manufacture of its products.

The Registrant's plant is located in Wake Forest, North Carolina. The plant, which was completed in 1965, is situated on approximately 39 acres, and is of prestressed concrete construction with steel crane ways and supports. The plant is believed to be one of the finest heavy duty plants of its type in the southeastern part of the United States. During 1985, the Company completed an addition of approximately 29,000 square feet to the assembly area of the plant. During 1989, the Company completed an additional building as its new paint shop. This paint shop is 4,800 square feet, and is designed to be environmentally state-of-the-art. It uses filtered air both in and out of the paint room, and substantially reduces the possibility of contaminants in the painting process. During 1995, the Company added a 1,755 square foot Inspection Building. Of the approximately 206,935 square feet in the plant, approximately 186,415 square feet is devoted to manufacturing and assembly facilities, and to stockroom, shipping, and receiving facilities; approximately 16,360 square feet is used for general and executive offices; and approximately 4,160 square feet is an engineering department balcony area.

The equipment in the plant includes various boring, drilling and milling machines, lathes, grinders, punches, shears, press brakes and other presses, hydraulic testing equipment, saws, machine shop equipment, layout equipment, heavy duty metal working and robotic welding equipment and appropriately large material handling cranes.

Item 3.           Legal Proceedings.

Certain proceedings are pending against the Company, involving ordinary and routine claims incidental to the business of the Company. The ultimate legal and financial liability of the Company with respect to these proceedings cannot be estimated with certainty. However, the Company believes, based on its examination of these matters and its experience to date, that the ultimate disposition of these matters will not materially affect the financial position or results of operations of the Company.

Item 4.           Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of shareholders, through the solicitation of proxies or otherwise, during the fourth quarter of the year ended December 31, 1996.

                                     PART II

Item 5.           Market for Registrant's Common Equity and Related Shareholder
                  Matters.

The stock price and trading data on page 7 of the Registrant's 1996 Annual Report to Shareholders are hereby incorporated by reference as Item 5 of this report on Form 10-K. No cash dividends have been paid to shareholders during the last five years.

Item 6.           Selected Financial Data.

The selected financial data for the years 1992 through 1996 on page 6 of the Registrant's 1996 Annual Report to Shareholders is hereby incorporated by reference as Item 6 of this report on Form 10-K.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Management's discussion and analysis on pages 4 through 7 of the Registrant's 1996 Annual Report to Shareholders is hereby incorporated by reference as Item 7 of this report on Form 10-K.

Item 8.           Financial Statements and Supplementary Data.

The Financial Statements and Supplementary Data on pages 8 through 13 and the Independent Auditor's Report on page 16 of the Registrant's 1996 Annual Report to Shareholders are hereby incorporated by reference as Item 8 of this report on Form 10-K.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant.

                  (a) Information required by this item concerning the Registrant's directors and persons to be nominated for election as directors of the Registrant and compliance by the Registrant's directors, executive officers and certain beneficial owners of the Registrant's common stock with Section 16 of the Securities and Exchange Act of 1934 will be set forth in the Registrant's Proxy Statement (the "Proxy Statement") for its annual meeting to be held May 15, 1997, which Proxy Statement will be filed with the Commission no later than April 30, 1997, and is hereby incorporated herein by reference.

                  (b) Set forth below are the names and ages of all of the executive officers of the Registrant, none of whom has any family relationship with any other executive officer or any director of the Registrant, and all positions and offices with the Registrant presently held by such persons, together with a brief account of business experience during the past 5 years of each person:


                                                          Business Experience for the Positions
                                                          and Offices Held for the Past 5 Years

                                       ----------------------------------------------------------------------------
Name                          Age
James H. Stumpo                58      In May, 1995, Mr. Stumpo was elected  President and Chief Executive Officer and  Director of the  Company.  From May,  1992 to May,  1995,  he was Vice
                                       President   Finance  with  Benton  Harbor   Engineering,   Benton   Harbor,
                                       Michigan.  From  May,  1987  to May,  1992,  Mr.  Stumpo  served  as  Chief
                                       Financial  Officer for  Koehring  Cranes &  Excavators,  Waverly,  Iowa,  a
                                       Division of Terex Corporation.

Franz M. Ahting                49      In May,  1996, Mr. Ahting was elected  Corporate  Secretary of the Company.
                                       In May,  1995,  Mr.  Ahting  was  elected  Vice  President  Finance,  Chief
                                       Financial  Officer and Director of the Company.  In May,  1994,  Mr. Ahting
                                       became  Treasurer and Assistant  Secretary of the Company.  From  November,
                                       1993 to May,  1995,  Mr.  Ahting also served as  Controller of the Company.
                                       From 1991 to  November,  1993,  prior to joining the  Company,  Mr.  Ahting practiced public accounting.



Officers are elected annually by the Registrant's Board of Directors at the first meeting of the Board of Directors held after each Annual Meeting of Shareholders. The terms of all of the foregoing officers are from May 16, 1996 to May 15, 1997.

Item 11. Executive Compensation.

         Information required by this item concerning executive compensation will be set forth in the Registrant's Proxy Statement for its Annual Meeting to be held May 15, 1997, which Proxy Statement will be filed with the Commission no later than April 30, 1997 and is hereby incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

         (a)-(b) Information required by this item concerning security ownership of certain beneficial owners and management will be set forth in the Registrant's Proxy Statement for its Annual Meeting to be held May 15, 1997, which Proxy Statement will be filed with the Commission no later than April 30, 1997 and is hereby incorporated herein by reference.

         (c) The Registrant knows of no arrangements which may at a subsequent date result in a change in control of the Registrant.

Item 13. Certain Relationships and Related Transactions.

         Information required by this item concerning certain relationships and related transactions will be set forth in the Registrant's Proxy Statement for its Annual Meeting to be held May 15, 1997 which Proxy Statement will be filed no later than April 30, 1997 and is hereby incorporated herein by reference.

                                     PART IV

Item 14. Exhibits, Financial Statements, Schedules and Reports on Form 8-K.

                  (a)  1.   FINANCIAL STATEMENTS

                                  The following Financial Statements of the
                    Registrant are included in its Annual Report to Shareholders for the year ended December 31, 1996, which statements are incorporated herein by reference:

                           Independent Auditor's Report

                           Balance Sheets - December 31, 1996 and 1995

                           Statements of Operations - years ended
                           December 31, 1996, 1995, and 1994

                           Statements of Shareholders' Equity - years ended December 31, 1996, 1995, and 1994

                           Statements of Cash Flows - years ended
                           December 31, 1996, 1995, and 1994

                           Notes to Financial Statements

                       2.    FINANCIAL STATEMENT SCHEDULES

                   The following schedules are included in Part IV of this
                   Report:

                   Independent Auditors' Report, located at sequential page 13 of this report.

                  Schedule II - Valuation and qualifying accounts located at sequential page 15 of this report.

Schedules not listed above have been omitted because they are either not applicable or the required information has been included in the financial statements or the notes thereto.

                  (b)      REPORTS ON FORM 8-K.

                   None.

                  (c)      EXHIBITS .

                  Exhibit Number:

                 *3.1 Articles of Incorporation of the Registrant (Incorporated by reference to Exhibit 3 to the Registrant's 1980 Form 10-K, File No. 1-2723).

                 *3.2 By-Laws of the Registrant (Incorporated by reference to Exhibit 3 to the Registrant's 1980 Form 10-K, File No. 1-2723).

                 *4.1 Specimen certificate of Common Stock of the Registrant (Incorporated by reference to Exhibit 7 to the Registrant's 1970 Form 10-K File No. 1-2723).

                 13.1 1996 Annual Report to Shareholders of Athey Products Corporation.

                 21.1     Subsidiaries of the Registrant.

                 27.1     Financial Data Schedule.


--------------------------------------------------------------------------------

                 * Certain of the exhibits in this Annual Report on Form 10-K are indicated by an asterisk, and hereby incorporated by reference to other documents on file with the Commission with which they are physically filed, to be part hereof, as of their respective dates.

                                   SIGNATURES

-----------------------------------------------------------------------------


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        ATHEY PRODUCTS CORPORATION
                                               (Registrant)

                                     By:        /s/ James H. Stumpo
                                        --------------------------------------
                                                   James H. Stumpo
                                        President and Chief Executive Officer

                                     By:        /s/ Franz M. Ahting
                                        --------------------------------------
                                                    Franz M. Ahting
                             Vice President Finance and Chief Financial Officer
Date:  March 28, 1997.

         Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ John F. McCullough                         /s/ Martin W. McCullough
------------------------------                 ---------------------------------
John F. McCullough, Chairman                   Martin W. McCullough, Director
of the Board of Directors                      March 28, 1997
March 28, 1997

/s/ Henry W. Gron, Jr.                         /s/Richard A. Rosenthal
------------------------------                 ---------------------------------
Henry W. Gron, Jr., Director                   Richard A. Rosenthal, Director
March 28, 1997                                 March 28, 1997

/s/ James H. Stumpo                           /s/ Franz M. Ahting
James  H. Stumpo, Director                    Franz M. Ahting , Director
March 28, 1997                                March 28, 1997

                (Logo of McGladrey & Pullen, LLP. appears here)
                            McGladrey & Pullen, LLP
                  Certified Public Accountants and Consultants


          INDEPENDENT AUDITOR'S REPORT ON FINANCIAL STATEMENT SCHEDULE


Board of Directors
Athey Products Corporation

Our audits were made for the purpose of forming an opinion on the basic statements taken as a whole. Supplemental Schedule II - Valuation and Qualifying Accounts, is presented for purposes of complying with the Securities and Exchange Commission's rules and is not a part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in our audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

                                              /s/ McGladrey & Pullen, LLP

Raleigh, North Carolina
February 28, 1997