Form 10-Q
period 1997-03-31
ATHEY PRODUCTS CORP
filed 1997-05-15
CIK 8109

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

                      QUARTERLY REPORT UNDER SECTION 13 OF
                     THE SECURITIES AND EXCHANGE ACT OF 1934


                              For the Quarter Ended
                                 March 31, 1997
                          Commission File Number 1-2723

                           ATHEY PRODUCTS CORPORATION
                      -----------------------------------
               (Exact name of registrant as specified in charter)

                  Delaware                                 36-0753480
   (State or other jurisdiction of                     (I.R.S. Employer
    incorporation or organization)                    Identification No.)


1839 South Main Street, Wake Forest, North Carolina            27587-9289
-------------------------------------------------------------------------------
(Address of Principal Executive Offices)                        (Zip Code)

Registrant's Telephone Number, Including Area Code:          919-556-5171

 Not Applicable
-------------------------------------------------------------------------------

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

Number of Common Shares Outstanding as of  March 31, 1997:       3,805,608
                                           --------------        ----------

ATHEY PRODUCTS CORPORATION

I N D E X



                                                                          Page
Number



PART I.  FINANCIAL INFORMATION


         Item 1.    Financial Statements

                      Balance Sheets as of  March 31, 1997
                         (unaudited) and December 31, 1996.             3 & 4

                   Statements of Operations for the three
                         months ended March 31, 1997 (unaudited)
                         and March 31, 1996 (unaudited).                5

                   Statements of Cash Flows for the three
                          months ended March 31, 1997
                         (unaudited) and March 31, 1996 (unaudited).    6

                         Notes to Financial Statements.                 7

         Item 2.  Management's Discussion and Analysis of Financial
                             Condition and Results of Operations        8 - 10


PART II.          OTHER INFORMATION                                     11

                           ATHEY PRODUCTS CORPORATION
                                 BALANCE SHEETS
-------------------------------------------------------------------------------



                                                                                 March 31, 1997                   December 31,1996
                                                                              ------------------                -------------------
                                                                                    (Unaudited)




ASSETS
     CURRENT ASSETS:
            Cash and cash equivalents                                          $           6,984                 $            6,984
            Accounts receivable (less allowances for doubtful accounts
                   of $350,000 and $350,000 in 1997 and 1996, respectively)           3,651,520                          3,738,103
            Insurance settlement receivable                                                   -                            564,380
            Inventories                                                              19,738,311                         18,949,568
            Prepaid expenses                                                            708,510                            723,535
            Refundable income taxes                                                     639,657                            544,457
            Deferred income taxes                                                       267,000                            331,000
                                                                              ------------------                -------------------
                              Total current assets                                   25,011,982                         24,858,027
                                                                              ------------------                -------------------


     OTHER ASSETS:
             Marketable securities                                                    1,465,693                          1,450,650
             Other                                                                      109,800                            115,223
                                                                              ------------------                -------------------
                              Total other assets                                      1,575,493                          1,565,873
                                                                              ------------------                -------------------


      PROPERTY, PLANT AND EQUIPMENT:
             Land and land improvements                                                   47,785                             47,785
             Buildings                                                                3,589,821                          3,574,941
             Machinery and equipment                                                  5,339,628                          5,270,958
                                                                              ------------------                -------------------
                                                                                      8,977,234                          8,893,684
             Less accumulated depreciation                                           (5,506,272)                        (5,390,353)
                                                                              ------------------                -------------------
                              Total property, plant and equipment net                 3,470,962                          3,503,331
                                                                              ------------------                -------------------
                                                                                 $   30,058,437                    $    29,927,231
                                                                              ==================                ===================


See notes to financial statements

                           ATHEY PRODUCTS CORPORATION
                                 BALANCE SHEETS
-------------------------------------------------------------------------------


                                                                       March 31, 1997                     December 31, 1996
                                                                     ----------------                   --------------------
                                                                          (Unaudited)

LIABILITIES AND SHAREHOLDERS' EQUITY
         CURRENT LIABILITIES:
                 Short-term borrowing                                 $      750,000                     $                -
                 Checks issued in excess of bank balance                     375,852                                       -
                 Current portion of obligations under capital lease            32,269                                 42,912
                 Accounts payable                                          2,214,536                              2,951,507
                 Employee compensation and amounts withheld                  421,443                                357,641
                 Accrued pension and other expenses                          385,069                                280,379
                 Warranty reserve                                            746,007                                690,000
                                                                     ----------------                   --------------------
                                 Total current liabilities                 4,925,176                              4,322,439
                                                                     ----------------                   --------------------


          NONCURRENT LIABILITIES:

                 Obligations under capital lease                               14,507                                 14,507
                 Deferred income taxes                                       448,919                                454,040
                                                                     ----------------                   --------------------
                                   Total noncurrent liabilities              463,426                                468,547
                                                                     ----------------                   --------------------


          SHAREHOLDERS' EQUITY:
                 Common stock, par value $2 per share:
                      Authorized 10,000,000 shares;
                      Issued 4,020,469 shares                              8,040,918                              8,040,918
                 Additional paid-in capital                               16,218,394                             16,218,394
                 Retained earnings                                           985,684                              1,234,514
                 Unrealized gain on marketable securities
                     available-for-sale, net of related tax effect           353,397                                333,233
                 Less cost of 214,851 and 158,751 common shares
                     in treasury in 1997 and 1996, respectively             (928,558)                              (690,814)
                                                                     ----------------                   --------------------
                                  Total shareholders' equity              24,699,835                             25,136,245
                                                                     ----------------                   --------------------
                                                                        $ 30,058,437                       $     29,927,231
                                                                     ================                   ====================

See notes to financial statements.

                         ATHEY PRODUCTS CORPORATION
                          STATEMENTS OF OPERATIONS



                                                        Three Months Ended         Three Months Ended
                                                          March 31, 1997             March 31, 1996
                                                        -------------------       --------------------
                                                             (Unaudited)              (Unaudited)


NET SALES                                                $       7,772,375        $       9,021,033
Cost of goods sold                                                6,436,380               7,557,489
                                                        -------------------     --------------------
Gross profit                                                      1,335,995               1,463,544

Selling, administrative and engineering expenses                  1,610,435               1,538,699
                                                        -------------------     --------------------
Loss from operations                                               (274,440)                (75,155)

Other income                                                          5,251                 367,406
Other expenses                                                       10,841                   4,502
                                                        -------------------     --------------------
Earnings (loss)  before income taxes                                (280,030)               287,749

Income tax expense (benefit)                                         (31,200)                16,710
                                                        -------------------     --------------------

NET EARNINGS (LOSS)                                                 (248,830)                271,039
                                                        ===================     ====================

NET EARNINGS (LOSS) PER SHARE                            $             (0.06)    $              0.07
                                                        ===================     ====================

WEIGHTED AVERAGE SHARES
             OUTSTANDING                                          3,917,684               3,973,459
                                                        ===================     ====================


See notes to financial statements.


                         ATHEY PRODUCTS CORPORATION
                          STATEMENTS OF CASH FLOWS





                                                                             Three Months Ended        Three Months Ended
                                                                                  March 31,1997            March 31,1996
                                                                            -----------------         -------------------
                                                                                    (Unaudited)                (Unaudited)

OPERATING ACTIVITIES:
        Net earnings (loss)                                                   $     (248,830)           $        271,039
        Adjustments to reconcile net earnings
                  (loss) to net cash provided by operating activities:
              Depreciation and amortization                                          115,919                     107,001
              Provision for deferred income tax                                        64,000                   (217,966)
              Gain on sale of equipment                                                     -                   (237,144)

        Changes in operating assets & Liabilities
              Accounts receivable                                                      86,583                 (3,874,665)
              Insurance settlement receivable                                        564,380                          -
              Inventories                                                           (788,743)                    305,006
              Prepaid expenses                                                         15,025                    (29,907)
              Refundable income taxes                                                 (95,200)                         517
              Other assets                                                               5,423                        -
              Accounts payable                                                      (736,971)                   (237,186)
              Employee compensation and amounts withheld                               63,802                     15,094
              Accrued pension and other expenses                                     104,690                     (17,299)
              Warranty reserve                                                         56,007                     34,920
              Income taxes payable                                                            -                  234,185
                                                                            -----------------         -------------------
                   Net cash used in operating activities                            (793,915)                 (3,646,405)
                                                                            -----------------         -------------------

INVESTING ACTIVITIES:
        Purchase of plant equipment                                                   (83,550)                  (163,325)
        Proceeds from disposal of assets                                                   -                     928,231
                                                                            -----------------         -------------------
                   Net cash provided by (used in) investing activities                (83,550)                   764,906
                                                                            -----------------         -------------------

FINANCING ACTIVITIES:
        Proceeds from line of credit                                               1,850,000                          -
        Repayment of line of credit                                               (1,100,000)                         -
        Checks issued in excess of bank balance                                      375,852                          -
        Principal paid on obligations under capital lease                             (10,643)                   (10,420)
        Purchase of common stock for treasury                                       (237,744)                         -
                                                                            -----------------         -------------------
                   Net cash provided by (used in) financing activities               877,465                     (10,420)
                                                                            -----------------         -------------------

NET INCREASE (DECREASE) IN CASH
         AND CASH EQUIVALENTS                                                              -                  (2,891,919)

CASH AND CASH EQUIVALENTS,
         BEGINNING OF PERIOD                                                             6,984                 3,072,088
                                                                            -----------------         -------------------

CASH  AND CASH EQUIVALENTS
                                                                            -----------------         -------------------
         END OF PERIOD                                                       $          6,984           $        180,169
                                                                            =================         ===================

SUPPLEMENTAL CASH FLOW DISCLOSURES:
        Interest paid                                                        $        10,841           $           3,649
                                                                            =================         ===================



See notes to financial statements.

ATHEY PRODUCTS CORPORATION

NOTES TO FINANCIAL STATEMENTS



I. The condensed financial statements included herein have been prepared by Athey Products Corporation (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations; however, the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's latest annual report on Form 10-K for the year ended December 31, 1996.

II. The financial information reflects all adjustments which are, in the opinion of Management, necessary to a fair presentation of the results for the interim period presented.

III. Earnings per share are computed on the basis of the weighted average number of shares outstanding during the period, which were 3,917,684 and 3,973,459 in 1997 and 1996, respectively. Certain 1996 financial statement amounts have been reclassified to conform with the 1997 presentation with no effect on net income.

ATHEY PRODUCTS CORPORATION

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


RESULTS OF OPERATIONS

During 1995, plans were developed to significantly reduce the Company's cost structure and to improve productivity. This restructuring program involved reductions in the number of employees, consolidation of manufacturing facilities, and disposition of assets that were no longer productive. The Company also phased-out the manufacture of non-strategic product lines, including Trailers, Track Assemblies and Refuse Collection Products. The restructuring plan is expected to enable the Company to improve its competitive position in its core business, reduce costs, increase efficiency and improve profitability.

During 1996, as a continuation of its restructuring plan, the Company incurred approximately $274,626 of additional charges in the first quarter of 1997. Approximately $107,142 of this amount related to the disposal and write-down to net realizable values of certain assets. Approximately $167,484 of this amount is primarily attributable to the additional expenses which were incurred during 1996 relating to the closure of operations of the manufacturing facility in Sioux Falls, South Dakota. The effect was a decrease in net earning after tax of $181,253 or $ .05 per share.

In addition, in February 1996, the Company sold its South Dakota land, building and certain inventory and manufacturing equipment. The statement of operations for 1996 includes a pretax gain of $234,355 in connection with this sale. The remaining inventory and equipment were transferred to the Company's Wake Forest, North Carolina manufacturing plant. The effect was an increase in net earnings after tax of $154,674 or $ .04 per share.

Three Months Ended March 31, 1997 ("First Quarter 1997")

         as compared to

Three Months Ended March 31, 1996 ("First Quarter 1996")

The Company's net sales for the First Quarter 1997 were $7,772,375, a 13.8% decrease from the $9,021,033 recorded in the First Quarter 1996. The sales decline reflected a 26.4% decrease in the number of sweepers shipped, partially offset by a increase in replacement part sales. The decline in sweeper sales was attributable to several factors, including the severe winter weather followed by floods affecting the Company's dealers in the upper midwest markets. Recently approved legislation in southern California, which is an important market for the Company's products, required all cities and counties in the region to improve their street sweeping and to control dust on unpaved roads. The local governments delayed their budgeted purchases until these regulations could be clarified. In addition, a recently passed tire tread weight law in the state of Washington caused some unexpected delays in bids for orders.

Cost of Sales as a percentage of net sales was 82.8% in the First Quarter 1997 as compared to 83.8% in the First Quarter 1996. Cost of goods sold in 1996 included approximately $ 107,142 in expenditures associated with the disposal and write-down to net realizable values of certain assets.

The Company's selling, administrative and engineering expenses increased from 17.1% to 20.7% of net sales, while in dollar terms they increased $71,736 to $1,610,435 due to higher warranty expenses. In addition, the Company expanded its domestic and international marketing initiatives and increased its sales and field service personnel. As a result, salaries, related employee benefits and travel expenditures were higher in 1997. Approximately $167,484 of additional expenses were incurred during the First Quarter 1996 relating to the closure of operations of the manufacturing facility in Sioux Falls, South Dakota.

Other income for the First Quarter 1997 was $5,251 as compared to $367,406 in the First Quarter 1996. Included in other income for the First Quarter 1996 was $234,355 which represents the gain from the Company's sale in February, 1996 of its South Dakota land, building and certain related inventory and manufacturing equipment. The Company also received $85,343 in 1996 representing a prorata distribution of reorganization proceeds in a bankruptcy case in which the Company was a creditor. In addition, interest income declined from $90,802 in 1996 to $2,154 in 1997 due to a lower average investment in cash and cash equivalents.

The 11.1% income tax benefit rate for the First Quarter 1997 includes an increase in the valuation reserve allowance of $64,000 against recorded deferred tax assets.

The loss after tax for the First Quarter 1997 was $248,830 or $.06 per share, as compared to net earnings after tax of $271,039 or $.07 per share for the First Quarter 1996.

Effects of Inflation

The Company attempts to minimize the impact of inflation on production and operating costs through cost control programs and productivity improvements. Over the past three years, the rate of inflation has not had a significant impact on the Company's operations. Prices paid for raw materials and other manufacturing inputs have remained fairly stable throughout this period. On a longer-term basis, the Company has demonstrated an ability to adjust the selling prices of its products in reaction to changing costs.


Liquidity and Capital Resources

At March 31, 1997 the Company had working capital of $20,086,806; the ratio of current assets to current liabilities was 5.1 to 1; and the debt to equity ratio was .22 to 1.

This compares to working capital of $20,535,588; a ratio of current assets to current liabilities of 5.8 to 1; and a debt to equity ratio of .19 to 1 at December 31, 1996.

As part of its authorized stock repurchase program, the Company used $237,744 for financing activities in 1997 to repurchase its common stock.

The Company generally relies upon internally generated funds to satisfy working capital requirements and to fund capital expenditures. Other than utilizing the available line of credit as needed, the Company does not presently plan to borrow long-term funds or sell securities.

The Company had available an unsecured line of credit of $5,000,000 of which $750,000 had been utilized at March 31, 1997. The Company believes that existing working capital, cash flow from future operations, and the available bank line of credit provide adequate resources to finance the cash requirements of future capital expenditures.

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



ATHEY PRODUCTS CORPORATION



Date:  May 15, 1997                       /s/ James H. Stumpo
---------------------------               --------------------

                                          James H. Stumpo
                                          President and Chief Executive Officer

Date:  May 15, 1997                          /s/ Franz M. Ahting
---------------------------                  -------------------
                                             Franz M. Ahting
                                              Vice President Finance