Form 10-Q
period 1997-06-30
ATHEY PRODUCTS CORP
filed 1997-08-15
CIK 8109

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

                      QUARTERLY REPORT UNDER SECTION 13 OF
                     THE SECURITIES AND EXCHANGE ACT OF 1934


                              For the Quarter Ended
                                  June 30, 1997
                          Commission File Number 1-2723

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
Yes   X         No
    ----.           ----.

Number of Common Shares Outstanding as of  June 30, 1997:             3,805,608
                                           -------------             ----------




                           ATHEY PRODUCTS CORPORATION

                                    I N D E X


                                                                               Page
                                                                              Number

PART I.  FINANCIAL INFORMATION

         Item 1.    Financial Statements

                      Balance Sheets as of  June 30, 1997
                         (unaudited) and December 31, 1996.                    3-4

                   Statements of Operations for the six
                         months ended June 30, 1997 (unaudited)
                         and June 30, 1996 (unaudited).                          5

                   Statements of Operations for the three
                         months ended June 30, 1997 (unaudited)
                         and June 30, 1996 (unaudited).                          6

                  Statements of Cash Flows for the six
                         months ended June 30, 1997 (unaudited)
                         and June 30, 1996 (unaudited).                          7

                         Notes to Financial Statements.                          8

         Item 2.  Management's Discussion and Analysis of Financial
                             Condition and Results of Operations              9-13


PART II.          OTHER INFORMATION                                          14-15


                                                   ATHEY PRODUCTS CORPORATION
                                                          BALANCE SHEETS
----------------------------------------------------------------------------------------------------------------------------

                                                                                        June 30, 1997   December 31, 1996
                                                                                        ------------    -----------------
                                                                                        (Unaudited)



ASSETS
     CURRENT ASSETS:
            Cash and cash equivalents                                                    $      6,880    $      6,984
            Accounts receivable (less allowances for doubtful accounts
                   of $350,000)                                                             2,718,828       3,738,103
            Insurance settlement receivable                                                      --           564,380
            Inventories                                                                    22,706,478      18,949,568
            Prepaid expenses                                                                  347,244         723,535
            Refundable income taxes                                                              --           544,457
            Deferred income taxes                                                             476,484         331,000
                                                                                         ------------    ------------
                              Total current assets                                         26,255,914      24,858,027
                                                                                         ------------    ------------


     OTHER ASSETS:
             Marketable securities                                                          1,839,288       1,450,650
             Other                                                                            109,800         115,223
                                                                                         ------------    ------------
                              Total other assets                                            1,949,088       1,565,873
                                                                                         ------------    ------------


      PROPERTY, PLANT AND EQUIPMENT:
             Land and land improvements                                                        47,785          47,785
             Buildings                                                                      3,715,554       3,574,941
             Machinery and equipment                                                        5,367,862       5,270,958
                                                                                         ------------    ------------
                                                                                            9,131,201       8,893,684
             Less accumulated depreciation                                                 (5,622,815)     (5,390,353)
                                                                                         ------------    ------------
                              Total property, plant and equipment net                       3,508,386       3,503,331
                                                                                         ------------    ------------
                                                                                         $ 31,713,388    $ 29,927,231
                                                                                         ============    ============


See notes to financial statements.

                                                       ATHEY PRODUCTS CORPORATION
                                                               BALANCE SHEETS
-------------------------------------------------------------------------------------------------------------


                                                                       June 30, 1997     December 31, 1996
                                                                       -------------     -----------------
                                                                         (Unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY
         CURRENT LIABILITIES:
                 Short-term borrowings                                  $  1,431,000      $       --
                 Checks issued in excess of bank balance                     439,309              --
                 Current portion of obligations under capital lease           21,570            42,912
                 Accounts payable                                          2,361,776         2,951,507
                 Employee compensation and amounts withheld                  324,810           357,641
                 Other accrued expenses                                      184,118           280,379
                 Warranty reserve                                          1,706,378           690,000
                 Income taxes payable                                         15,952              --
                                                                        ------------      ------------
                                 Total current liabilities                 6,484,913         4,322,439
                                                                        ------------      ------------


          NONCURRENT LIABILITIES:

                 Obligations under capital lease                              14,507            14,507
                 Deferred income taxes                                       564,730           454,040
                                                                        ------------      ------------
                                   Total noncurrent liabilities              579,237           468,547
                                                                        ------------      ------------


          SHAREHOLDERS' EQUITY:
                 Common stock, par value $2 per share:
                      Authorized 10,000,000 shares;
                      Issued 4,020,459 shares                              8,040,918         8,040,918
                 Additional paid-in capital                               16,218,394        16,218,394
                 Retained earnings                                           725,270         1,234,514
                 Unrealized gain on marketable securities
                     available-for-sale, net of related tax effect           593,213           333,233
                 Less cost of 214,851 and 158,751 common shares
                     in treasury in 1997 and 1996, respectively             (928,557)         (690,814)
                                                                        ------------      ------------
                                  Total shareholders' equity              24,649,238        25,136,245
                                                                        ------------      ------------
                                                                        $ 31,713,388      $ 29,927,231
                                                                        ============      ============


See notes to financial statements.


                                   ATHEY PRODUCTS CORPORATION
                                    STATEMENTS OF OPERATIONS
------------------------------------------------------------------------------------------

                                                   Six Months Ended     Six Months Ended
                                                     June 30, 1997       June 30, 1996
                                                   ----------------     ----------------
                                                     (Unaudited)          (Unaudited)


NET SALES                                            $ 13,969,758         $ 17,075,229
Cost of goods sold                                     10,507,392           14,293,838
                                                     ------------         ------------
Gross profit                                            3,462,366            2,781,391

Selling, administrative and engineering expenses        3,671,882            3,146,549
                                                     ------------         ------------
Loss from operations                                     (209,516)            (365,158)

Other income                                               15,117              381,030
Other expenses                                            (35,519)              (8,150)
                                                     ------------         ------------
Earnings (loss) before income taxes                      (229,918)               7,722

Income tax expense (benefit)                              279,326              (74,031)
                                                     ------------         ------------

NET LOSS                                             $   (509,244)        $     81,153
                                                     ============         ============

NET LOSS PER SHARE                                   $      (0.13)        $       0.02
                                                     ============         ============

WEIGHTED AVERAGE SHARES
             OUTSTANDING                                3,811,221            3,973,459
                                                     ============         ============


See notes to financial statements.


                                         ATHEY PRODUCTS CORPORATION
                                          STATEMENTS OF OPERATIONS
--------------------------------------------------------------------------------------------------------------------------

                                                    Three Months Ended    Three Months Ended
                                                       June 30, 1997         June 30, 1996
                                                    ------------------    ------------------
                                                       (Unaudited)           (Unaudited)


NET SALES                                               $ 6,197,383         $ 8,054,196
Cost of goods sold                                        4,071,012           6,736,349
                                                        -----------         -----------
Gross profit                                              2,126,371           1,317,847

Selling, administrative and engineering expenses          2,061,447           1,607,850
                                                        -----------         -----------
Earnings (loss) from operations                              64,924            (290,003)

Other income                                                  9,866              13,624
Other expenses                                              (24,678)             (3,648)
                                                        -----------         -----------
Earnings (loss)  before income taxes                         50,112            (280,027)

Income tax expense (benefit)                                310,526             (90,741)
                                                        -----------         -----------

NET LOSS                                                $  (260,414)        $  (189,286)
                                                        ===========         ===========

NET LOSS PER SHARE                                      $     (0.07)        $     (0.05)
                                                        ===========         ===========

WEIGHTED AVERAGE SHARES
             OUTSTANDING                                  3,805,608           3,973,459
                                                        ===========         ===========


See notes to financial statements.



                                                            ATHEY PRODUCTS CORPORATION
                                                             STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------------------------------------------------

                                                                             Six Months Ended       Six Months Ended
                                                                               June 30,1997            June 30,1996
                                                                             ----------------        ----------------
                                                                               (Unaudited)             (Unaudited)
OPERATING ACTIVITIES:
        Net earnings (loss)                                                     $  (509,244)          $    81,753
        Adjustments to reconcile net earnings
                  (loss) to net cash provided by operating activities:
              Depreciation and amortization                                         232,462               215,243
              Provision for doubtful accounts                                          --                  10,266
              Provision for deferred income tax                                    (163,452)             (234,673)
              Gain on sale of equipment                                                --                (237,142)

        Changes in operating assets and liabilities:
              Accounts receivable                                                 1,019,275            (4,050,133)
              Insurance settlement receivable                                       564,380                  --
              Inventories                                                        (3,756,910)              809,272
              Prepaid expenses                                                      376,291                37,444
              Refundable income taxes                                               544,457               531,517
              Other assets                                                            5,423                  --
              Accounts payable                                                     (589,731)             (732,369)
              Employee compensation and amounts withheld                            (32,831)               18,935
              Other accrued expenses                                                (96,261)              121,898
              Warranty reserves                                                   1,016,378                20,692
              Income taxes payable                                                   15,952               160,151
                                                                                -----------           -----------
                   Net cash used in operating activities                         (1,373,811)           (3,247,146)
                                                                                -----------           -----------

INVESTING ACTIVITIES:
        Purchase of plant and equipment                                            (237,517)             (197,026)
        Proceeds from disposal of assets                                               --                 928,231

                                                                               -------------          -----------
                   Net cash provided by (used in) investing activities             (237,517)              731,205
                                                                                -----------           -----------

FINANCING ACTIVITIES:
        Proceeds from line of credit                                              7,033,000                  --
        Repayment of line of credit                                              (5,602,000)                 --
        Checks issued in excess of bank balance                                     439,309                  --
        Principal paid on obligations under capital lease                           (21,342)              (20,895)
        Purchase of common stock for treasury                                      (237,743)                 --
                                                                                ------------          -----------
                   Net cash provided by (used in) financing activities            1,611,224               (20,895)
                                                                                -----------           -----------

NET DECREASE IN CASH
         AND CASH EQUIVALENTS                                                          (104)           (2,536,836)

CASH AND CASH EQUIVALENTS,
         BEGINNING OF PERIOD                                                          6,984             3,072,088
                                                                                -----------           -----------

CASH  AND CASH EQUIVALENTS
         END OF PERIOD                                                          $     6,880           $   535,252
                                                                                ===========           ===========

SUPPLEMENTAL CASH FLOW DISCLOSURES:

        Interest paid                                                           $    27,263           $     7,278
                                                                                ===========           ===========


        Income taxes paid (recoveries)                                          $  (117,826)          $  (531,000)
                                                                                ===========           ===========


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

III. Earnings (loss) per share amounts are computed on the basis of the weighted average number of shares outstanding during the period, which were 3,811,221 and 3,973,459 in 1997 and 1996, respectively. Certain 1996 financial statement amounts have been reclassified to conform with the 1997 presentation with no effect on net income.

ATHEY PRODUCTS CORPORATION

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

Significant Events Affecting Comparability

The comparability of statement of operations data has been affected by the following significant items.

[ ] In late 1996, the Company's Board of Directors adopted a resolution to terminate the Company's two defined benefit pension plans and replace them with a 401(k) plan which took effect January 1, 1997. Under the provision of Statement of Financial Accounting Standards No. 88, "Employers' Accounting for Settlements and Curtailment of Defined Benefit Pension Plans and for Termination of Benefits", the Company recognized a pretax curtailment gain of $1,016,651 in the fourth quarter of 1996 due to benefit freezes.

In June 1997, the Company recognized a pretax settlement gain of $1,308,200 on the reversion of assets due to the termination of the pension plan. Approximately $565,227 of this amount resulted in a reduction in cost of goods sold and approximately $742,973 of this amount resulted in a reduction in selling, administrative and engineering expenses. However, this favorable impact on selling, administrative and engineering expenses was offset by a $369,044 increase in excise tax expense associated with the termination of the pension plan. The effect was a decrease in net loss after tax of $619,843 or $ .16 per share.

[ ] During late 1995 and early 1996, plans were developed to significantly reduce the Company's cost structure and to improve productivity. This restructuring program involved reductions in the number of employees, consolidation of manufacturing facilities, and disposition of assets that were no longer productive. The Company also phased-out the manufacture of non-strategic product lines, including Trailers, Track Assemblies and Refuse Collection Products. The restructuring plan is expected to enable the Company to improve its competitive position in its core business, reduce costs, increase efficiency and improve profitability.

During the first six months of 1996, as a part of this restructuring plan, the Company incurred approximately $471,902 of expenses. Approximately $284,579 of this amount related to the disposal and write-down to net realizable values of certain assets. Approximately $187,323 of this amount was primarily attributable to the additional expenses which were incurred during 1996 relating to the closure of operations of the manufacturing facility in Sioux Falls, South Dakota. The effect was a decrease in net earnings after tax of $311,455 or $ .08 per share.

[ ] In February 1996, the Company sold its South Dakota land, building and certain inventory and manufacturing equipment. The statement of operations for the six month period ended June 30, 1996 includes a pretax gain of $234,355 in connection with this sale. The remaining inventory and equipment were transferred to the Company's Wake Forest, North Carolina manufacturing plant. The effect was an increase in net earnings after tax of $154,674 or $ .04 per share.

Six Months Ended June 30, 1997 ( "First Half 1997")

         as compared to

Six Months Ended June 30, 1996 ("First Half 1996")

The Company's net sales for the six months ended June 30, 1997 were $13,969,758, a 18.2% or $3,105,471 decrease from the $17,075,229 recorded for the same period in 1996. The sales decline reflects a 29.9% decrease in the number of sweepers shipped during the period as compared to the prior year. This volume decline was partially offset by slightly higher average unit selling prices and a 17.8% increase in replacement part sales.

The decline in sweeper sales was attributable to several factors, including the severe winter weather followed by floods affecting the Company's dealers located in the upper midwest markets. Recently approved legislation in Southern California, an important market for the Company's products, which now requires all cities and counties in the region to improve their street sweeping and to control dust on improved roads, caused local governments to delay their budgeted purchases until these regulations could be clarified. In addition, a recently passed tire tread weight law in the state of Washington caused some unexpected delays in bids for orders. The Company also continues to experience competitive pricing pressures in certain product lines.

Cost of goods sold as a percentage of net sales was 75.2% in the six months ended June 30, 1997 as compared to 83.7% during the same period in 1996. The cost of goods sold was favorably impacted in the Second Quarter 1997 by the $565,227 settlement gain relating to the pension plan. The cost of goods sold in 1996 included approximately $284,579 in expenditures associated with the disposal and write down to net realizable values of certain assets. Excluding these items, cost of goods sold would have increased to $11,072,619 or 79.3% of net sales in 1997 and decreased to $14,009,259 or 82.0% of net sales in 1996.

The higher level of cost of goods sold in the First Half 1996 was primarily due to manufacturing inefficiencies resulting from lower unit volume, introduction of the new regenerative air sweeper and M-9D Mobil Street Sweeper product lines and commencement of the production of certain products in the Company's Wake Forest, North Carolina facility that were transferred from the former South Dakota facility. The cost of goods sold in the First Half 1997 was adversely impacted by manufacturing inefficiencies stemming from a substantially lower volume of shipments.

The Company's selling, administrative and engineering expenses increased from 18.4% to 26.3% of net sales, while in dollar terms increasing $525,333 to $3,671,882. Selling, administrative and engineering expenses were favorably impacted in the Second Quarter 1997 by the $742,973 settlement gain relating to the pension plan. However, this favorable impact was offset by a $369,044 increase in excise tax expense associated with the termination of the pension plan and an approximately $1,016,000 increase in warranty reserves. Approximately $786,000 of the increase in warranty reserves related to charges for future field service campaigns and approximately $230,000 related to an increase in the Company's warranty experience. In addition, the Company continued to expand its domestic and international marketing initiatives and increased its sales and field service personnel. As a result, salaries, related employee benefits and travel expenditures were higher. These increases were partially offset by lower insurance premiums.

Also, approximately $187,323 of expenses were incurred during the first six months of 1996 relating to the closure of operations of the manufacturing facility in Sioux Falls, South Dakota.

Other income for the six months ended June 30, 1997 was $15,117 as compared to $381,030 recorded in the first six months of 1996. Included in other income for 1996 was $234,355 which represents the gain from the Company's sale in February, 1996 of its South Dakota land, building and certain related inventory and manufacturing equipment.

The Company also received $85,343 in 1996 representing a prorata distribution of reorganization proceeds in a bankruptcy case in which the Company was a creditor. Interest income declined from $45,994 in 1996 to $9,377 in 1997. The Company experienced a decrease in the average investment portfolio of cash and cash equivalents, reflecting in part the Company's extended terms on certain accounts receivable and higher inventory levels. The increase in inventory reflects an increase in the Company's field demonstration fleet as well as delays in municipal purchases as discussed above.

The income tax expense for the six month period ended June 30, 1997 varies from the customary relationship of 34% primarily due to an increase of $337,749 in the Company's valuation reserve allowance against recorded deferred tax assets. The income tax benefit for the six month period ended June 30, 1996 varies from the customary relationship of a 34% income tax expense primarily because of an approximately $77,000 credit from a reduction in the deferred tax asset valuation allowance.

The net loss after tax for the six months ended June 30, 1997, was $509,244 or $.13 per share, as compared to net earnings after tax of $81,753 or $.02 per share recorded in 1996.

Three Months Ended June 30, 1997 ("Second Quarter 1997")

         as compared to

Three Months Ended June 30, 1996 ("Second Quarter 1996")

The Company's net sales for the Second Quarter 1997 were $6,197,383, representing a 23.1% or $1,856,813 decline from net sales of $8,054,196 achieved in the Second Quarter 1996. The reduction in sales volume was primarily attributable to a 34.2% unit volume decrease and continuing competitive price pressures on certain product lines.

The cost of goods sold as a percentage of net sales was 65.7% in the Second Quarter 1997 compared with 83.6% in the Second Quarter 1997. The cost of goods sold was favorably impacted in the Second Quarter 1997 by the $565,227 settlement gain relating to the pension plan. The cost of goods sold in 1996 included approximately $177,996 in expenditures associated with the disposal and write down to net realizable values of certain assets. Excluding these items, cost of goods sold would have increased to $4,636,239 or 74.8% of net sales in 1997, and decreased to $6,558,353 or 81.4% of net sales in 1996.

The higher level of cost of goods sold in the Second Quarter 1996 was primarily due to manufacturing inefficiencies resulting from lower unit volume, introduction of the new regenerative air sweeper and M-9D Mobil Street Sweeper product lines and commencement of the production of certain products in the Company's Wake Forest, North Carolina factory that were transferred from the former South Dakota factory.

The Company's selling, administrative, and engineering expenses increased from 20.0% to 33.3% of net sales, while in dollar terms they increased $453,597 to $2,061,447. Selling, administrative and engineering expenses were favorably impacted in the Second Quarter 1997 by the $742,973 settlement gain relating to the pension plan. This favorable impact was partially offset by a $369,044 increase in excise tax expense associated with the termination of the pension plan and an approximately $960,000 increase in warranty reserves.

The income tax expense for the three month period ended June 30, 1997 varies from the customary relationship of 34% primarily due to an increase of $273,749 in the Company's valuation reserve allowance against recorded deferred tax assets.

The net loss after tax for the three months ended June 30, 1997 was $260,414 or $.07 per share, as compared to a net loss of $189,286 or $.05 per share for the three months ended June 30, 1996.

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

Liquidity and Capital Resources

At June 30, 1997 the Company had working capital of $19,771,001; the ratio of current assets to current liabilities was 4.0 to 1; and the debt to equity ratio was .29 to 1.

This compares to working capital of $20,535,588; a ratio of current assets to current liabilities of 5.8 to 1; and a debt to equity ratio of .19 to 1 at December 31, 1996.

As part of its authorized stock repurchase program the Company used $237,743 for financing activities in 1997 to repurchase its common stock.

The Company generally relies upon internally generated funds to satisfy working capital requirements and to fund capital expenditures. Other than utilizing the available line of credit as needed, the Company does not presently plan to borrow long-term funds or sell securities.

The Company had available an unsecured line of credit of $5,000,000 of which $1,431,000 had been utilized at June 30, 1997. The Company believes that existing working capital, cash flow from future operations, and the available bank line of credit provide adequate resources to finance the cash requirements of future capital expenditures.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.  None.

Item 2.  Changes in Securities.  None.

Item 3.  Defaults upon Senior Securities.  None.

Item 4.  Submission of Matters to a Vote of Security Holders.

         The annual meeting of shareholders of the Company was held on May 15, 1997, at which meeting the following matters were voted on by the shareholders:

         (i)      Election of Directors

Name                                 Votes For               Votes Against
----                                 ---------                or Withheld
                                                              -----------
John F. McCullough                   3,435,164                     58,068
Martin W. McCullough                 3,435,164                     58,068
Richard A. Rosenthal                 3,434,114                     59,118
Henry W. Gron, Jr.                   3,431,485                     61,747
James H. Stumpo                      3,437,683                     55,549
Franz M. Ahting                      3,439,683                     53,549

         (ii)     Ratification of the  Appointment of Auditors

Votes For                        Votes Against              Votes Abstaining
---------                        -------------            and Broker Non-Votes
                                                          --------------------
3,425,336                            67,198                         698

Item 5.  Other Information.  None.

Item 6.  Exhibits and Reports on Form 8-K.


         The following is included as an exhibit to this report:

         27. Financial Data Schedule

SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



ATHEY PRODUCTS CORPORATION


                                     ATHEY PRODUCTS CORPORATION



Date:  August 14, 1997                   /s/ James H. Stumpo
-------------------------                --------------------------------
                                           James H. Stumpo
                                           President and Chief Executive Officer

Date:  August 14, 1997                   /s/ Franz M. Ahting
-------------------------                --------------------------------
                                           Franz M. Ahting
                                           Vice President Finance and
                                           Chief Financial Officer