Form 10-Q
period 1997-10-30
ATHEY PRODUCTS CORP
filed 1997-11-10
CIK 8109

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

                      QUARTERLY REPORT UNDER SECTION 13 OF
                     THE SECURITIES AND EXCHANGE ACT OF 1934


                              For the Quarter Ended
                               September 30, 1997
                          Commission File Number 1-2723

                           ATHEY PRODUCTS CORPORATION
-------------------------------------------------------------------------------

               (Exact name of registrant as specified in charter)

                  Delaware                                 36-0753480
   (State or other jurisdiction of                       (I.R.S. Employer
    incorporation or organization)                     Identification No.)


1839 South Main Street, Wake Forest, North Carolina               27587-9289
----------------------------------------------------            ---------------
(Address of Principal Executive Offices)                          (Zip Code)

Registrant's Telephone Number, Including Area Code:               919-556-5171

 Not Applicable
------------------------------------------------------------------------------

 Former name, former address and former fiscal year if changed since last report


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes X     No
                                        ---.   ----.

Number of Common Shares Outstanding as of  September 30, 1997      3,805,608
                                           ------------------      ----------

                           ATHEY PRODUCTS CORPORATION

                                    I N D E X


                                                                        Page
                                                                        Number
                                                                        ------

PART I.  FINANCIAL INFORMATION

         Item 1.    Financial Statements

                      Balance Sheets as of  September 30, 1997
                         (unaudited) and December 31, 1996.              3 - 4

                   Statements of Operations for the nine
                         months ended September 30, 1997 (unaudited)
                         and September 30, 1996 (unaudited).                 5

                   Statements of Operations for the three
                         months ended September 30, 1997 (unaudited)
                         and September 30, 1996 (unaudited).                 6

                  Statements of Cash Flows for the nine
                         months ended September 30, 1997 (unaudited)
                         and September 30, 1996 (unaudited).                 7

                         Notes to Financial Statements                       8

         Item 2.  Management's Discussion and Analysis of Financial
                             Condition and Results of Operations          9 - 13

PART II.          OTHER INFORMATION                                      14 - 15

                           ATHEY PRODUCTS CORPORATION
                                 BALANCE SHEETS
------------------------------------------------------------------------------



                                                                     September 30, 1997    December 31, 1996
                                                                     ---------------------    -------------------
                                                                         (Unaudited)




ASSETS
     CURRENT ASSETS:
            Cash and cash equivalents                                    $      6,880    $      6,984
            Accounts receivable (less allowances for doubtful accounts
                   of $350,000 in 1997 and 1996)                            3,985,652       3,738,103
            Insurance settlement receivable                                      --           564,380
            Inventories                                                    20,845,353      18,949,568
            Prepaid expenses                                                  282,640         723,535
            Refundable income taxes                                            90,695         544,457
            Deferred income taxes                                             376,346         331,000
                                                                       -------------       ------------
                              Total current assets                         25,587,566      24,858,027
                                                                       -------------       ------------


     OTHER ASSETS:
             Marketable securities                                          1,753,071       1,450,650
             Other                                                            109,800         115,223
                                                                         ------------    ------------
                              Total other assets                            1,862,871       1,565,873
                                                                         ------------    ------------


      PROPERTY, PLANT AND EQUIPMENT:
             Land and land improvements                                        47,785          47,785
             Buildings                                                      3,725,350       3,574,941
             Machinery and equipment                                        5,490,897       5,270,958
                                                                         ------------    ------------
                                                                            9,264,032       8,893,684
             Less accumulated depreciation                                 (5,739,359)     (5,390,353)
                                                                         ------------    ------------
                              Total property, plant and equipment, net      3,524,673       3,503,331
                                                                         ------------    ------------
                                                                         $ 30,975,110    $ 29,927,231
                                                                         ============    ============

                     See notes to financial statements.

                           ATHEY PRODUCTS CORPORATION
                                 BALANCE SHEETS
-------------------------------------------------------------------------------



                                                                 September 30, 1997   December 31, 1996
                                                               --------------------  -----------------
                                                                     (Unaudited)

LIABILITIES AND SHAREHOLDERS' EQUITY
         CURRENT LIABILITIES:
                 Short-term borrowings                                $  2,732,000    $       --
                 Checks issued in excess of bank balance                   469,112            --
                 Current portion of obligations under capital lease         10,813          42,912
                 Accounts payable                                          802,144       2,951,507
                 Employee compensation and amounts withheld                268,767         357,641
                 Other accrued expenses                                     75,209         280,379
                 Warranty reserve                                        1,295,120         690,000
                                                                       ------------    ------------
                                 Total current liabilities               5,653,165       4,322,439
                                                                        ------------    ------------


          NONCURRENT LIABILITIES:

                 Obligations under capital lease                            14,507          14,507
                 Deferred income taxes                                     519,517         454,040
                                                                        ------------    ------------
                                   Total noncurrent liabilities            534,024         468,547
                                                                        ------------    ------------


          SHAREHOLDERS' EQUITY:
                 Common stock, par value $2 per share:
                      Authorized 10,000,000 shares;
                      Issued 4,020,459 shares                            8,040,918       8,040,918
                 Additional paid-in capital                             16,218,394      16,218,394
                 Retained earnings                                         927,815       1,234,514
                 Unrealized gain on marketable securities
                     available-for-sale, net of related tax effect         529,351         333,233
                 Less cost of 214,851 and 158,751 common shares
                     in treasury in 1997 and 1996, respectively           (928,557)       (690,814)
                                                                      ------------    ------------
                                  Total shareholders' equity            24,787,921      25,136,245
                                                                      ------------    ------------
                                                                      $ 30,975,110    $ 29,927,231
                                                                      ============    ============

                     See notes to financial statements.

                           ATHEY PRODUCTS CORPORATION
                            STATEMENTS OF OPERATIONS
-----------------------------------------------------------------------------



                                           Nine Months Ended   Nine Months Ended
                                          September 30, 1997  September 30, 1996
                                           ------------------    --------------
                                             (Unaudited)          (Unaudited)



NET SALES                                          $ 22,661,881    $ 24,486,078
Cost of goods sold                                   17,473,509      20,292,613
                                                   ------------    ------------
Gross profit                                          5,188,372       4,193,465

Selling, administrative and engineering expenses      5,177,010       4,621,396
                                                   ------------    ------------
Net earnings (loss) from operations                      11,361        (427,931)

Other income                                             24,379         407,327
Other expenses                                          (92,482)        (12,210)
                                                   ------------    ------------
Loss before income taxes                                (56,741)        (32,814)

Income tax expense (benefit)                            249,958         (87,813)
                                                   ------------    ------------

NET EARNINGS (LOSS)                                $   (306,699)   $     54,999
                                                   ============    ============

NET EARNINGS (LOSS) PER SHARE                      $      (0.08)   $       0.01
                                                   =============   ============

WEIGHTED AVERAGE SHARES
             OUTSTANDING                              3,809,535       3,973,269
                                                   ============    ============

                     See notes to financial statements.

                           ATHEY PRODUCTS CORPORATION
                            STATEMENTS OF OPERATIONS
-------------------------------------------------------------------------------


                                         Three Months Ended   Three Months Ended
                                          September 30, 1997  September 30, 1996
                                       -----------------------   --------------
                                              (Unaudited)          (Unaudited)



NET SALES                                          $ 8,692,123    $ 7,410,849
Cost of goods sold                                   6,966,117      5,998,775
                                                   -----------    -----------
Gross profit                                         1,726,006      1,412,074

Selling, administrative and engineering expenses     1,505,128      1,474,847
                                                   -----------    -----------
Earnings (loss) from operations                        220,877        (62,773)

Other income                                             9,262         26,297
Other expenses                                         (56,963)        (4,060)
                                                   -----------    -----------
Earnings (loss) before income taxes                   173,177        (40,536)

Income tax expense (benefit)                          (29,368)       (13,782)
                                                   -----------    -----------

NET EARNINGS (LOSS)                                $   202,545    $   (26,754)
                                                   ===========    ===========

NET EARNINGS (LOSS) PER SHARE                      $      0.05    $     (0.01)
                                                   ===========    ===========

WEIGHTED AVERAGE SHARES
             OUTSTANDING                             3,805,608      3,972,894
                                                   ===========    ===========

                     See notes to financial statements.

                           ATHEY PRODUCTS CORPORATION
                            STATEMENTS OF CASH FLOWS
-------------------------------------------------------------------------------


                                                                    Nine Months Ended      Nine Months Ended
                                                                    September 30,1997      September 30,1996
                                                                  ---------------------  --------------------
                                                                       (Unaudited)            (Unaudited)

OPERATING ACTIVITIES:
        Net earnings (loss)                                              $   (306,699)   $     54,999
        Adjustments to reconcile net earnings
                  (loss) to net cash used in operating activities:
              Depreciation and amortization                                   349,006         324,714
              Provision for doubtful accounts                                    --            25,070
              Provision for deferred income tax                               (86,172)       (234,674)
              Gain on sale of equipment                                          --          (237,141)

        Changes in operating assets and liabilities:
              Accounts receivable                                            (247,549)     (2,027,132)
              Insurance settlement receivable                                 564,380            --
              Inventories                                                  (1,895,785)       (168,256)
              Prepaid expenses                                                440,895          26,371
              Refundable income taxes                                         453,762         377,886
              Other assets                                                      5,423            --
              Accounts payable                                             (2,149,363)        117,392
              Employee compensation and amounts withheld                      (88,874)          2,651
              Other accrued expenses                                         (205,170)        160,682
              Warranty reserves                                               605,120          10,357
                                                                         ------------    ------------
                   Net cash used in operating activities                   (2,561,026)     (1,562,081)
                                                                         ------------    ------------

INVESTING ACTIVITIES:
        Purchase of plant and equipment                                      (370,348)       (292,238)
        Proceeds from disposal of assets                                           --         928,231
                                                                       --------------    ------------
                   Net cash provided by (used in) investing activities       (370,348)        635,993
                                                                         ------------    ------------

FINANCING ACTIVITIES:
        Proceeds from line of credit                                       12,551,000            --
        Repayment of line of credit                                        (9,819,000)           --
        Checks issued in excess of bank balance                               469,112            --
        Principal paid on obligations under capital lease                     (32,099)        (31,426)
        Purchase of common stock for treasury                                (237,743)        (16,000)
                                                                          -------------  ------------
                    Net cash provided by (used in) financing activities      2,931,270         (47,426)
                                                                         ------------    ------------

NET DECREASE IN CASH
         AND CASH EQUIVALENTS                                                    (104)       (973,514)

CASH AND CASH EQUIVALENTS,
         BEGINNING OF PERIOD                                                    6,984       3,072,088
                                                                         ------------    ------------

CASH AND CASH EQUIVALENTS
         END OF PERIOD                                                   $      6,880    $  2,098,574
                                                                         ============    ============

SUPPLEMENTAL CASH FLOW DISCLOSURES:

        Interest paid                                                    $     78,680    $     10,851
                                                                         ============    ============


        Income taxes paid (recoveries)                                   $   (117,826)   $   (231,000)
                                                                         ============    ============





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

 III.Earnings (loss) per share amounts are computed on the basis of the weighted average number of shares outstanding during the nine month period, which were 3,809,535 and 3,973,269 in 1997 and 1996, respectively. Certain 1996 financial statement amounts have been reclassified to conform with the 1997 presentation with no effect on net income.





                                      - 8 -
ATHEY PRODUCTS CORPORATION

Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          --------------------------------------------------
          CONDITION AND RESULTS OF OPERATIONS.
          ------------------------------------

RESULTS OF OPERATIONS

Significant Events Affecting Comparability

The comparability of statement of operations data has been affected by the following significant items.

| | In late 1996, the Company's Board of Directors adopted a resolution to terminate the Company's two defined benefit pension plans and replace them with a 401(k) plan which took effect January 1, 1997. Under the provision of Statement of Financial Accounting Standards No. 88, "Employers' Accounting for Settlements and Curtailment of Defined Benefit Pension Plans and for Termination of Benefits", the Company recognized a pretax curtailment gain of $1,016,651 in the fourth quarter of 1996 due to benefit freezes.

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

| | During late 1995 and early 1996, plans were developed to significantly reduce the Company's cost structure and to improve productivity. This restructuring program involved reductions in the number of employees, consolidation of manufacturing facilities, and disposition of assets that were no longer productive. The Company also phased-out the manufacture of non-strategic product lines, including Trailers, Track Assemblies and Refuse Collection Products. The restructuring plan is expected to enable the Company to improve its competitive position in its core business, reduce costs, increase efficiency and improve profitability.

During the first nine months of 1996, as a part of this restructuring plan, the Company incurred approximately $495,975 of expenses. Approximately $284,579 of this amount related to the disposal and write-down to net realizable values of certain assets. Approximately $211,396 of this amount was primarily attributable to the additional expenses which were incurred during 1996 relating to the closure of operations of the manufacturing facility in Sioux Falls, South Dakota. The effect was a decrease in net earnings after tax of $327,344 or $ .08 per share.

| | In February 1996, the Company sold its South Dakota land, building and certain inventory and manufacturing equipment. The statement of operations for 1996 includes in other income a pretax gain of $234,355 in connection with this sale. The remaining inventory and equipment were transferred to the Company's Wake Forest, North Carolina manufacturing plant. The effect was an increase in net earnings after tax of $154,674 or $ .04 per share.

Nine Months Ended September 30, 1997
-------------------------------------
         as compared to

Nine Months Ended September 30, 1996
-----------------------------------

The Company's net sales for the nine months ended September 30, 1997 were $22,661,881, a 7.4% or $1,824,197 decrease from the $24,486,078 recorded for the same period in 1996. The sales decline reflects a 16.3% decrease in the number of sweepers shipped during the period as compared to the prior year. Most of the year-to-date decline in shipments occurred during the first six months of 1997. This volume decline was partially offset by slightly higher average unit selling prices and a 15.9% increase in replacement part sales.

The decline in sweeper sales during the first six months of the year was attributable to several factors, including the severe winter weather followed by floods affecting the Company's dealers located in the upper midwest markets. Recently approved legislation in Southern California, an important market for the Company's products, which now requires all cities and counties in the region to improve their street sweeping and to control dust on improved roads, caused local governments to delay their budgeted purchases until these regulations could be clarified. In addition, a recently passed tire tread weight law in the state of Washington caused some unexpected delays in bids for orders. The Company also continues to experience competitive pricing pressures in certain product lines.

Cost of goods sold as a percentage of net sales was 77.1% in the nine months ended September 30, 1997 as compared to 82.9% during the same period in 1996. The cost of goods sold was favorably impacted in the second quarter of 1997 by the $565,227 settlement gain relating to the pension plan. Cost of goods sold in 1997 also reflected an increase in the reserve for excess and obsolete inventory of $100,000. In addition, cost of sales in 1997 reflected expenditures associated with the disposal and write-down to net realizable values of certain assets. The cost of goods sold in 1996 included approximately $284,579 in expenditures associated with the disposal and write down to net realizable values of certain assets. Excluding these items, cost of goods sold would have increased to $17,938,736 or 79.2% of net sales in 1997 and decreased to $20,008,034 or 81.7% of net sales in 1996.

The higher level of cost of goods sold in the nine months ending September 30, 1996, was primarily due to manufacturing inefficiencies resulting from the introduction of the new regenerative air sweeper and M-9D Mobil Street Sweeper product lines and commencement of the production of certain products in the Company's Wake Forest, North Carolina facility that were transferred from the former South Dakota facility. In addition, cost of sales in 1996 reflected expenditures associated with the disposal and write-down to net realizable values of certain assets. The cost of goods sold in the first nine months of ending September 10, 1997 was adversely impacted by manufacturing inefficiencies during the first half of 1997 stemming from a substantially lower volume of shipments.

The Company's selling, administrative and engineering expenses increased from 18.9% to 22.8% of net sales, while in dollar terms increasing $555,614 to $5,177,010. Selling, administrative and engineering expenses were favorably impacted in 1997 by the $742,973 settlement gain relating to the pension plan. However, this favorable impact was offset by a $369,044 increase in excise tax expense associated with the termination of the pension plan and an approximately $605,000 increase in warranty reserves. Approximately $514,000 of the increase in warranty reserves related to charges for future field service campaigns and approximately $91,000 related to an increase in the Company's warranty experience. In addition, the Company continued to expand its domestic and international marketing initiatives and increased its engineering and field service staff. As a result, salaries, related employee benefits and travel expenditures were higher. These increases were partially offset by lower insurance premiums. Also, approximately $211,396 of expenses were incurred during the first nine months of 1996 relating to the closure of operations of the manufacturing facility in Sioux Falls, South Dakota.

Other income for the nine months ended September 30, 1997 was $24,379 as compared to $407,327 recorded in the first nine months of 1996. Included in other income for 1996 was $234,355 which represents the gain from the Company's sale in February, 1996 of its South Dakota land, building and certain related inventory and manufacturing equipment.

The Company also received $85,343 in 1996 representing a prorata distribution of reorganization proceeds in a bankruptcy case in which the Company was a creditor. Interest income declined from $71,634 in 1996 to $11,108 in 1997. The Company is currently utilizing $2,732,000 of its bank line of credit, reflecting in part the Company's extended terms on certain accounts receivable and higher inventory levels. Higher inventory levels are partially attributable to an increase in the Company's field equipment demonstration fleet.

The income tax expense for the nine month period ended September 30, 1997 varies from the customary relationship of 34% primarily due to an increase of approximately $259,000 in the Company's valuation reserve allowance against recorded deferred tax assets. The income tax benefit for the nine month period ended September 30, 1996 varies from the customary relationship of a 34% income tax expense primarily because of an approximately $77,000 credit from a reduction in the deferred tax asset valuation allowance.

The net loss after tax for the nine months ended September 30, 1997, was $306,699 or $.08 per share, as compared to net earnings after tax of $54,999 or $.01 per share recorded in 1996.

Three Months Ended September 30, 1997 ("Third Quarter 1997")

         as compared to

Three Months Ended September 30, 1996 ("Third Quarter 1996")

The Company's net sales for the Third Quarter 1997 were $8,692,123, representing a 17.3% or $1,281,274 increase from net sales of $7,410,849 achieved in the Third Quarter 1996. The increase in sales primarily reflects an increase in unit sales volume, a 15.5% increase in replacement part sales and slightly higher average unit selling prices. These improvements were partially offset by continuing competitive price pressures on certain product lines.

The cost of goods sold as a percentage of net sales was 80.1% in the Third Quarter 1997 compared with 80.9% in the Third Quarter 1996. Cost of goods sold in 1997 included an increase in the reserves for excess and obsolete inventory of $100,000. In addition, cost of sales in 1997 reflected expenditures associated with the disposal and write-down to net realizable values of certain assets.

The Company's selling, administrative, and engineering expenses decreased from 19.9% to 17.3% of net sales, while in dollar terms they increased $30,281 to $1,505,128. This dollar increase in large part reflects an increase in litigation reserves as well as higher engineering salaries and related employee benefits associated with the Company's research and development program and was offset by lower warranty reserve requirements.

The income tax expense for the three month period ended September 30, 1997 varies from the customary relationship of 34% primarily due to a decrease in the Company's valuation reserve allowance against recorded deferred tax assets.

The net earnings after tax for the three months ended September 30, 1997 were $202,545 or $.05 per share, as compared to a net loss after tax of $26,754 or $.01 per share for the three months ended September 30, 1996.

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

Liquidity and Capital Resources

At September 30, 1997 the Company had working capital of $19,934,401, the ratio of current assets to current liabilities was 4.5 to 1; and the debt to equity ratio was .25 to 1.

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

The Company had available an unsecured line of credit of $5,000,000 of which $2,732,000 was outstanding at September 30, 1997. The Company believes that existing working capital, cash flow from future operations, and the available bank line of credit provide adequate resources to finance the cash requirements of future capital expenditures.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.  None.

Item 2.  Changes in Securities.  None.

Item 3.  Defaults upon Senior Securities.  None.

Item 4.  Submission of Matters to a Vote of Security Holders.  None.

Item 5.  Other Information.  None.

Item 6.  Exhibits and Reports on Form 8-K.


         The following is included as an exhibit to this report:

         27. Financial Data Schedule.

SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



ATHEY PRODUCTS CORPORATION


                                         ATHEY PRODUCTS CORPORATION



Date:  November 05, 1997                    /s/ James H. Stumpo
---------------------------                --------------------
                                          James H. Stumpo
                                          President and Chief Executive Officer

Date:  November 05, 1997                   /s/ Franz M. Ahting
---------------------------                -------------------
                                          Franz M. Ahting
                                          Vice President Finance and
                                          Chief Financial Officer