Form 10-K405
period 1997-12-31
ATHEY PRODUCTS CORP
filed 1998-03-31
CIK 8109

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

                   For the fiscal year ended December 31, 1997

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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __X__ No _____.

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [_X_].

     On March 17, 1998, there were 3,805,608 shares of common stock outstanding.

     On March 17, 1998, the aggregate market value of voting stock held by nonaffiliates (based upon the average bid and ask price of such stock) was approximately $9,015,018.

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

                                     PART I

Item 1.  Business.

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

Mobil Street Sweepers. The Mobil street sweepers are of the four-wheel mechanical bottom dump and high-lift type and of the three-wheel mechanical high-lift type which offers flexibility in the street cleaning operation. The four-wheel type may be gasoline or diesel powered with an automatic transmission. The three-wheel type is diesel powered with hydrostatic drive. All units have variable speed, hydraulically driven brooms and elevators for cleaner pickup of hard-to-sweep material.

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

Set forth below, for each of the Registrant's last three years, is the percentage of total sales contributed by each class of similar products which contributed 10% or more of total sales during any of the last three years:

                                       Year Ended December, 31
                                  ----------------------------------
Class of Product                  1997           1996           1995
----------------                  ----           ----           ----
Mobil Street Sweepers              88%            93%            84%

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

Working Capital. The Registrant generates working capital from operations and borrowings under a bank line of credit. The Registrant does not generally provide extended payment terms to its customers; however, the Company may, on occasion, provide certain customers with alternative payment arrangements.

Customers. In 1997, the Company's largest customer was Nixon-Egli, a dealer selling to a local government entity. This customer accounted for approximately 26% of the Company's net sales. No other customer accounted for more than 10% of the Company's net sales.

The Company believes that the loss of any customer that accounts for 10% or more of the Company's net sales would have a material adverse effect on its business. As is customary in the industry, the Company does not have a significant amount of long-term sales agreements with its customers. However, it believes that it enjoys excellent relationships with its customers. The Company follows customary industry practices regarding terms of sale; however, the Company does, on occasion, provide extended payment terms to certain customers.

Backlog. The dollar amount of the backlog of orders believed to be firm as of December 31, 1997 and December 31, 1996 was approximately $5,682,474 and $4,675,524 respectively. Mobil street sweepers accounted for 87% and 92%, respectively, of the backlogs as of such dates. The Registrant expects to complete all orders related to the December 31, 1997 backlog during the current year.

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

Research and Development. The Registrant spent approximately $78,000 in 1997, $110,000 in 1996, and $418,000 in 1995, to improve existing products and to consider new product lines.

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

Employees. As of December 31, 1997, the Registrant employed 263 persons, of which 176 employees are subject to a collective bargaining agreement. The Registrant considers its relationship with its employees to be excellent.

Export Sales. Sales to customers in foreign countries approximated $1,356,000 in 1997, $1,355,200 in 1996 and $984,500 in 1995. During 1997, such customers were located in North America, the Middle East and the Pacific Rim.

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

Item 4.  Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of shareholders, through the solicitation of proxies or otherwise, during the fourth quarter of the year ended December 31, 1997.

                                    PART II

Item 5.  Market for Registrant's Common Equity and Related Shareholder Matters.

No cash dividends have been paid to shareholders during the last five years.

                             1997                1996                1995
                        ------------        ------------         -------------
Quarter Ended           High     Low        High     Low         High      Low
-------------           ----     ---        ----     ---         ----      ---
March 31               4 1/2    4           4 3/4    3 3/4       6 1/8    5 1/2
June 30                4 3/8    4           4 5/8    3 3/4       6 1/4    5 1/2
September 30           4 1/2    4 1/8       4 1/4    3 1/2       6 1/8    4 7/8
December 31            4 1/2    4 1/8       4 3/4    3 7/8       5 1/2    4

The Company's common shares are traded in the over-the-counter market on the NASDAQ National Market under the symbol "ATPC". The above quotations were received from the NASDAQ National Market. The number of shareholders of the Company's common shares as of March 20, 1998 was 438.

On March 17, 1998 the last price of the Company's Common Stock on the NASDAQ National Market was $4.125 per share.

Item 6.  Selected Financial Data.

                                                           Years Ended December 31,

Operating Data                      1997            1996             1995             1994            1993
--------------                  -----------     -----------      -----------      -----------     -----------
Net Sales                       $29,410,863     $30,046,068      $30,424,588      $39,894,940     $32,640,257
                                -----------     -----------      -----------      -----------     -----------
Net Earnings (Loss)              (1,969,312)         45,155            2,743        1,388,194        (285,349)
Net Earnings (Loss) Per Share         (0.52)           0.01             --               0.35           (0.08)
Balance Sheet Data
Total Assets                    $27,664,993     $29,927,231      $29,325,917      $30,422,767     $28,013,857
Long-Term Obligations                  --            14,507           57,419           99,431         240,156
                                -----------     -----------      -----------      -----------     -----------

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

RESULTS OF OPERATIONS

Significant Events Affecting 1997 to 1996 Comparability

The comparability of statement of operations data has been affected by the following significant items that occurred in 1997 and 1996.

o In September, 1996, the Company incurred substantial damage to its manufacturing facility as a result of Hurricane Fran. The Company settled with its insurance carrier for $664,380. As a result of the settlement, the Company recognized a pretax gain on the involuntary conversion of damaged assets of $434,683. Approximately $406,600 of the gain had a favorable impact on the cost of goods sold, approximately $12,740 of the gain had a favorable impact on selling, administrative and engineering expenses and the remaining $15,343 was included in other income. The effect was an increase in 1996 net earnings after tax of $286,891 or $.07 per share.

o In late 1996, the Company's Board of Directors adopted a resolution to terminate the Company's two defined benefit pension plans and replace them with a 401(k) plan which took effect January 1, 1997. Under the provisions of Statement of Financial Accounting Standards No. 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits", the Company recognized a pretax curtailment gain of $1,016,651 in the fourth quarter of 1996 due to benefit freezes. Approximately $770,160 of this amount resulted in a reduction in cost of goods sold, and approximately $246,491 of this amount resulted in a reduction in selling, administrative and engineering expenses. The effect was an increase in 1996 net earnings after tax of $670,990 or $.17 per share.

o In June, 1997, the Company recognized pretax net periodic pension income under FASB No. 88 of $1,308,200 on the reversion of assets due to the termination of the pension plan. Approximately $565,227 of this amount resulted in a reduction in cost of goods sold and approximately $742,973 of this amount resulted in a reduction in selling, administrative and engineering expenses. However, this favorable impact on selling, administrative and engineering expenses was offset by a $369,044 increase in excise tax expense associated with the termination of the pension plan. The effect was a decrease in 1997 net loss after tax of $619,843 or $.16 per share.

o During 1996, as a continuation of its restructuring plan, the Company incurred approximately $553,701 of additional charges. Approximately $326,294 of this amount related to the disposal and write-down to net realizable values of certain assets. Approximately $227,407 of this amount was primarily attributable to the additional expenses which were incurred during 1996 relating to the closure of operations of the manufacturing facility in Sioux Falls, South Dakota. The effect of these expenditures was a decrease in 1996 net earnings after tax of $365,443 or $.09 per share.

o In February, 1996, the Company sold its South Dakota land, building and certain inventory and manufacturing equipment. The statement of operations for 1996 included in other income a pretax gain of $234,355 in connection with this sale. The remaining inventory and equipment were transferred to the Company's Wake Forest, North Carolina manufacturing plant. The effect of this gain was an increase in 1996 net earnings after tax of $154,674 or $.04 per share.

o In December, 1996, the Company sold its Kolman Aggregate Product Line consisting of vibrating screens, pugmills, ash blenders and conveyors. The sale resulted in an inventory loss of approximately $306,943 which was included in the cost of goods sold. This sale reduced 1996 net earnings after tax by $202,582, or $ .05 per share. As part of the sale, the Company sold its Kolman trademark for the stated book value of $200,000. The remaining product lines previously manufactured in Sioux Falls, South Dakota, consisting of the Force-Feed Loader, Maintenance Master and Composter continue to be manufactured by the Company.

1997 Compared with 1996

The Company's net sales were $29,410,863 in 1997, a 2.1% or $635,205 decrease from the $30,046,068 recorded in 1996. The sales decline reflects a 8.5% decrease in the number of units shipped during the period as compared to the prior year. Most of the decline in sweeper shipments occurred during the first six months of 1997. This volume decline was partially offset by a change in product mix, slightly higher average unit selling prices and a 9.6% increase in replacement parts sales.

The decline in sweeper sales was attributable to several factors, including the severe winter weather followed by floods affecting the Company's dealers located in the upper Midwest markets. In addition, a newly enacted tire tread weight law in the state of Washington disqualified the Company from submitting bids for four-wheel sweeper orders. The Company also continues to experience competitive pricing pressures in certain product lines.

The cost of goods sold as a percentage of net sales increased from 81.5% in 1996 to 85.5% in 1997. The cost of goods sold was favorably impacted in the second quarter of 1997 by the $565,227 net periodic pension income relating to the termination of the pension plan. This favorable impact was reduced by a charge to cost of goods sold of approximately $1,525,000 relating to various inventory adjustments. Approximately $1,103,000 of this amount was attributable to adjustments in connection with the physical inventory, approximately $262,000 related to the scrapping of obsolete inventory and approximately $160,000 related to an increase in the reserve for inventory obsolescence.

The 1996 cost of goods sold was favorably impacted by the $770,160 curtailment gain relating to the pension plans and the $406,600 insurance settlement. This favorable impact was reduced by an inventory loss of approximately $306,943 in connection with the sale of the Kolman Aggregate Product Line. The cost of goods sold in 1996 included approximately $326,294 in expenditures associated with the disposal and write-down to net realizable values of certain assets. Excluding these items, cost of goods sold would have decreased to $24,188,444 or 82.2% of net sales in 1997 from $25,027,414 or 83.3% of net sales in 1996.

Cost of goods sold in 1996 was adversely impacted due to manufacturing inefficiencies in the first half of 1996 resulting from the introduction of the new regenerative air sweeper and M9D mobil street sweeper product lines and commencement of the production of certain products in the Company's Wake Forest, North Carolina facility that were transferred from the former South Dakota facility.

The cost of goods sold in 1997 was adversely impacted by manufacturing inefficiencies during the first half of 1997, stemming from a substantially lower volume of units, the shortage of certain parts and plant renovations which impaired normal operating conditions. In addition, significant indirect labor charges were incurred to conduct the yearly physical inventory on a substantially higher level of inventory.

The Company's selling, administrative and engineering expenses increased from 19.4% to 21.9% of net sales, while in dollar terms increased $607,798 to $6,429,093 in 1997. Selling, administrative and engineering expenses were favorably impacted in 1997 by the $742,973 net periodic pension income relating to the pension plan. However, this favorable impact was offset by a $369,044
increase in excise tax  expense   associated   with  the   termination  of  the
pension plan and approximately $406,000 increase in warranty reserves for the year ended 1997 related to charges for future field service campaigns. Selling, administrative and engineering expenses in 1996 were favorably impacted by the $246,491 curtailment gain relating to the pension plans and the $12,740 insurance settlement. Approximately $227,407 of additional expenses were incurred during 1996 relating to the closure of the operations of the manufacturing facility in Sioux Falls, South Dakota.

Excluding  these  items,   selling,   administrative  and  engineering  expenses
increased from $5,853,059 in 1996 to $6,396,962 in 1997, representing 19.5% and 21.8% of net sales, respectively.

Excluding the unusual items discussed above, the primary reason for the $543,903 increase in selling, administrative and engineering expenses to $6,396,962 in 1997 was an increase in the Company's warranty expense due to unfavorable claims experience and settlement of an outstanding litigation issue. In addition, the Company continued to expand its domestic and international marketing initiatives and increase its engineering and field service staff. As a result, travel expenditures, salaries and related employee benefits were higher. These increases were partially offset by lower insurance premiums and a $150,000 reduction in the Company's bad debt reserve.

Other income for 1997 was $38,109 as compared to $470,696 in 1996. Included in other income for 1996 was $234,355 which represents the gain from the Company's sale in February, 1996 of its South Dakota land, building and certain related inventory and manufacturing equipment. Also included in other income is $15,343 from the insurance settlement.

The Company also received $85,343 in 1996 representing a prorata distribution of reorganization proceeds in a bankruptcy case in which the Company was a creditor. Interest income declined from $90,802 in 1996 to $13,719 in 1997 reflecting the decrease in the Company's average investment portfolio of cash and cash equivalents.

Other  expenses  were  $114,907 for 1997 as compared to the $29,546  recorded in
1996. Interest expense increased from $11,445 in 1996 to $107,599 in 1997 reflecting the Company's higher inventory levels. Higher inventory levels are partially attributable to an increase in the Company's field equipment demonstration fleet.

The 12.2% income tax benefit rate for 1997 includes an increase in the Company's valuation reserve allowance of $436,000 against recorded deferred tax assets. The effective income tax expense rate was 75.2% in 1996 which reflects an increase in the Company's valuation reserve allowance of $43,000 against recorded deferred tax assets and a $53,611 adjustment resulting from a tax examination related to prior years.

The net loss for 1997 was $1,969,312 or $0.52 per share as compared to net earnings of $45,155 or $0.01 per share for 1996.

                                   ----------

Organizational Restructuring Affecting 1996 to 1995 Comparability

The comparability of statement of operations data has been affected by the following significant items that occurred in 1995.

o During 1995, plans were developed to significantly reduce the Company's cost structure and to improve productivity. This restructuring program involved reductions in the number of employees, consolidation of manufacturing facilities, and disposition of assets that were no longer productive. The Company also phased-out the manufacture of nonstrategic product lines, including Trailers, Track Assemblies and Refuse Collection Products.

The restructuring plan is expected to enable the Company to improve its competitive position in its core business, reduce costs, increase efficiency and
improve   profitability.   The  statement  of
operations   for  1995  included approximately  $1,135,000 of pretax
charges relating to the restructuring plan. Approximately $119,000 of this amount related to severance and associated benefits for staff reductions, approximately $452,000 of this amount related to the disposal and write-down to net realizable values of certain assets, and approximately $564,000 of this amount related to the streamlining of operations and administrative functions and the closing of the production facility in Sioux Falls, South Dakota.

Approximately $1,013,100 of the pretax charges resulted in an increase in cost of goods sold, approximately $101,200 of this amount resulted in an increase in selling, administrative and engineering expenses and the remaining $20,700 was included in other expenses. The effect of these expenditures was a decrease in 1995 net earnings after tax of $749,100 or $.19 per common share.

1996 Compared with 1995

Net sales in 1996 declined $378,520 or 1.2% to $30,046,068. The Company experienced a $2,707,760 reduction in sales volume primarily attributable to the Company's phasing out the manufacture of certain product lines and the transfer of product lines from the Company's South Dakota facility to its Wake Forest, North Carolina plant. The Company also experienced a decline in replacement part sales during this period. These sales declines were partially offset by an 8.0% increase in the number of sweepers shipped and slightly higher average unit selling prices.

Cost of goods sold as a percentage of net sales remained relatively unchanged, increasing slightly from 81.4% in 1995 to 81.5% in 1996. The cost of goods sold was favorably impacted by the $770,160 curtailment gain relating to the pension plans and the $406,600 insurance settlement. This favorable impact was reduced by an inventory loss of approximately $306,943 in connection with the sale of the Kolman Aggregate Product Line. Cost of goods sold in 1996 also reflected approximately $326,294 in expenditures associated with the disposal and write-down to net realizable values of certain assets.

Cost of goods sold in 1995 included approximately $1,013,100 of pretax charges relating to the restructuring plan. Approximately $67,100 of this amount related to severance and associated benefits for staff reductions, approximately $430,900 of this amount related to the disposal and write-down to net realizable values of certain assets, and approximately $515,100 of this amount related to the streamlining of operations and administrative functions and the closing of the production facility in Sioux Falls, South Dakota. Excluding these items, cost of goods sold would have increased from $23,764,457 in 1995 to $25,027,414 in 1996, representing 78.1% and 83.3% of net sales, respectively.

The increase in the cost of goods sold in 1996 was primarily due to manufacturing inefficiencies resulting from the introduction of a new regenerative air sweeper and M-9D Mobil Street Sweeper product lines and commencement of the production of certain products in the Company's Wake Forest, North Carolina facility that were transferred from the former South Dakota facility.

The Company's selling, administrative and engineering expenses decreased from $6,061,601 in 1995 to $5,821,235 in 1996, representing 19.9% and 19.4% of net sales, respectively. Selling, administrative and engineering expenses were favorably impacted by the $246,491 curtailment gain relating to the pension plans and the $12,740 insurance settlement. Approximately $227,407 of additional expenses were incurred during 1996 relating to the closure of operations of the manufacturing facility in Sioux Falls, South Dakota. Approximately $101,200 of expenses incurred during 1995 related to the restructuring and streamlining of administrative functions. Excluding these items, selling, administrative and engineering expenses would have decreased from $5,960,401 in 1995 to $5,853,059 in 1996, representing 19.6% and 19.5% of net sales, respectively.

By comparison to 1995, selling, administrative and engineering expenses in 1996 included higher warranty expenses due to increases in the number of sweeper shipments during the year and increases in extended service warranty plan reserves. In addition, the Company expanded its domestic and international marketing initiatives and increased its sales and field service personnel. As a result, salaries, related employee benefits and travel expenditures were higher in 1996. These increases were partially offset by lower research and development costs resulting from the Company's phase-out of the manufacture of nonstrategic product lines.

Other income in 1996 was $470,696 as compared to $350,591 in 1995. Included in other income was $234,355 which represents the gain from the Company's sale in February, 1996 of its South Dakota land, building and certain related inventory and manufacturing equipment. Also included in other income is $15,343 from the insurance settlement.

The Company also received $85,343 in 1996 representing a prorata distribution of reorganization proceeds in a bankruptcy case in which the Company was a creditor. Interest income declined from $286,405 in 1995 to $90,802 in 1996 due primarily to lower average rates of return realized on the Company's investment portfolio. In addition, the Company experienced a decrease in the average investment portfolio of cash and cash equivalents, reflecting in part the Company's extended terms on certain accounts receivable and higher inventory levels.

The effective income tax expense rate was 75.2% in 1996 which reflects an increase in the Company's valuation reserve allowance of $43,000 against recorded deferred tax assets and a $53,611 adjustment resulting from a tax examination related to prior years. The 102.7% income tax benefit rate for 1995 includes a 13.6% research and development credit and a 35.6% credit from the reduction in the valuation allowance.

Net earnings after tax for 1996 was $45,155 or $.01 per share, as compared to $2,743 for 1995.

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

Year 2000 Issue

The Year 2000 Issue stems from the fact that many existing computer programs use only two digits to identify a year in the date field. These programs were designed and developed without considering the impact of the upcoming change in the century. If not corrected, many computer applications could fail or create erroneous results by or at the year 2000. Given the dependence by most businesses on computer systems and the interdependence of companies, suppliers and customers, it is likely that most companies are affected by the Year 2000 Issue.

The Company is planning to initiate a comprehensive review of its computer systems to identify the systems that could be affected by the Year 2000 Issue, and will develop an implementation plan to resolve this issue. The Company is dependent on computer processing in the conduct of its business activities.

Because the Company has not completed its review of the computer systems, management is unable to estimate the cost of making its systems Year 2000 compliant.

Liquidity and Capital Resources

At December 31, 1997 the Company had working capital of $18,208,520; the ratio of current assets to current liabilities was 5.4 to 1; and the debt to equity ratio was .20 to 1.

This compares to working capital of $20,535,588; a ratio of current assets to current liabilities of 5.8 to 1; and a debt to equity ratio of .19 to 1 at December 31, 1996.

At December 31, 1997, cash and cash equivalents were $6,880, as compared to $6,984 at December 31, 1996. During the course of the year, the Company experienced a significantly higher level of usage of its line of credit in order to finance a higher level of inventory.

Other than utilizing the available line of credit as needed, the Company does not presently plan to borrow long-term funds or sell securities.

Cash flow from operating activities improved in 1997 primarily due to a $1,586,593 reduction in accounts receivable. This decrease was primarily due to the fact that approximately $1,800,000 of outstanding accounts receivable on December 31, 1996 were due from customers granted extended credit terms. In addition, the Company experienced a $841,023 reduction in inventories which was offset by a corresponding $1,056,461 reduction in accounts payable.

As part of its authorized stock repurchase program, the Company used $237,744 and $486,252 for financing activities to repurchase its common stock in 1997 and 1996, respectively.

Capital expenditures were $606,259 in 1997 as compared to $483,592 in 1996 and were primarily used to further upgrade the Company's management information system and machinery and equipment.

The Company expects capital expenditures in 1998 to approximate $500,000. In 1998, the Company expects to continue its capital expenditure program by improving or expanding existing facilities and upgrading equipment. The timing of capital expenditures is anticipated to coincide generally with its operating cash flow.

At December 31, 1997, the Company had available an unsecured line of credit of $5,000,000. The Company believes that existing working capital, cash flow from future operations, and the available bank line of credit provide adequate resources to finance the cash requirements of future capital expenditures.

Item 8.  Financial Statements and Supplementary Data.

See Financial Statements and Financial Statement Schedules Index commencing on page F-1 hereof.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant.

The following table sets forth the name, principal occupation, age, length of service and ownership of Common Shares (defined as the Common Stock of the Company, par value $2 per share) of the Company (by number of shares and as a percentage of the total outstanding) of each of the Company's current executive officers and directors as a group.

                                                              Common Shares
                                                               Beneficially
                                                   Director     Owned as of      Percent
   Name and Principal Occupation (1)          Age    Since   March 17, 1998(2)   of Class
   ---------------------------------          ---    -----   -----------------   --------
John F. McCullough(3)......................   72      1975      1,597,726         41.99%
  Chairman of
  Orton/McCullough Crane Company, Inc.
  Oak Brook, Illinois

Martin W. McCullough.......................   40      1985         12,632          0.33%
  President
  Orton/McCullough Crane Company, Inc.
  Huntington, Indiana

Richard A. Rosenthal.......................   65      1977          5,691          0.15%
  Retired Director of Athletics
  University of Notre Dame
  South Bend, Indiana

John P. Kelly..............................   44      1997            100           --
  Partner
  Mountcastle, Kelly and Dyer, P.C.
  Wheaton, Illinois

James H. Stumpo............................   59      1995          2,000          0.05%
  President and Chief Executive Officer
  of the Company

Franz M. Ahting............................   50      1995          2,000          0.05%
  Vice President Finance
  Chief Financial Officer
  Treasurer and Secretary
  of the Company

Executive officers and directors as
  a group (6 persons)......................                     1,620,149         42.57%

----------
(1) Each executive officer's and director's principal occupation and employment for the last five years has been as listed above, except for Mr. John F. McCullough, Mr. Martin W. McCullough, Mr. James H. Stumpo and Mr. Franz M. Ahting. From May 1992 to May 1995 Mr. Stumpo served as Vice President Finance with Benton Harbor Engineering, Benton Harbor, Michigan. In May 1995 Mr. Stumpo was elected President and Chief Executive Officer and Director of the Company. From 1988 to 1990, Mr. Ahting served as Assistant Treasurer for Carolina Steel Corporation, Greensboro, North Carolina. From 1991 until joining Athey as Controller in November, 1993, he practiced public accounting in Greensboro, North Carolina. In May, 1994, Mr. Ahting became Treasurer and Assistant Secretary of the Company. In May, 1995 Mr. Ahting was elected Vice President Finance, Chief Financial Officer and Director of the Company. In May 1996, Mr. Ahting was elected Corporate Secretary of the Company. For the five years prior to May, 1997, Mr. John
     F. McCullough was Chairman and President, and Mr. Martin W. McCullough was Vice President and General Manager of Orton/McCullough Crane Company, Inc. In May, 1997 Mr. Martin W. McCullough became President of Orton/McCullough Crane Company, Inc. and Mr. John F. McCullough continued as the Chairman. Mr. Richard A. Rosenthal is a director of the following companies: Advanced Drainage Systems, Inc., Columbus, Ohio; Beck Corporation, Elkhart, Indiana; CID Equity Partners, Indianapolis, Indiana; LaCrosse Footwear, Inc., LaCrosse, Wisconsin; RFE Investment Partners, New Canaan, Connecticut; St. Joseph Capital Corporation, Mishawaka, Indiana.

(2) Except as otherwise noted, the persons named in the table have sole voting and investment power with respect to all shares shown as beneficially owned by them.

(3) Common Shares shown as owned by Mr. John F. McCullough are owned of record by Orton/ McCullough Crane Company, Inc., of which Mr. John F. McCullough is an officer and principal shareholder (see "Security Ownership of Certain Beneficial Owners and Management" (Item 12) below. Mr. McCullough disclaims beneficial ownership of such shares.

     John F. McCullough is the father of Martin W. McCullough and father-in-law of John P. Kelly.

Section 16(a) Beneficial Ownership Reporting Compliance

Management of the Company has the understanding that none of its officers, directors and persons holding more than 10% of the Company's Common Shares has failed to file required reports of their ownership of the Company's Common Shares and any changes in that ownership with the U.S. Securities and Exchange Commission. In making this statement, the Company has relied on the written representations of its officers, directors and holders of more than 10% of its common stock and copies of the reports that they have filed with the Commission.

Item 11.  Executive Compensation.

Summary Compensation Table

The following table sets forth the aggregate compensation paid by the Company for services rendered in all capacities to the Company during the Company's last three fiscal years to all those individuals serving the Company as CEO during 1997. No other executive officer of the Company was paid compensation for 1997 in excess of $100,000.

                                     Annual Compensation
                                   -----------------------     Other Annual
        Name and                           Salary    Bonus     Compensation
    Principal Positions            Year       $        $            $
    -------------------            ----    -------   -----     ------------
James H. Stumpo
  President, CEO and Director      1997    100,417     --       22,496 (1)
                                   1996    100,000     --       38,101 (2)
                                   1995     65,257     --       11,740 (2)
----------
(1) Payments included in this amount for the fiscal year ended December 31, 1997 consist of:

     (a) Company contributions of $2,175 to the Athey Products Corporation Employees 401(k) Plan (the "401(k) Plan"), which is a defined contribution salary reduction 401(k) Plan qualified under Section 401(a) of the Internal Revenue Code of 1986, as amended.

     (b)  Company   contributions  of  $20,321  to  the  401(k)  Plan  from  the distribution of excess plan assets stemming from the termination of the Company's non-contributing defined benefit pension plan.

(2) Mr. James H. Stumpo received $38,101 and $11,740 representing relocation expenses in 1996 and 1995, respectively.

Director Compensation

Directors who are employees of the Company do not receive fees for attendance at director's meetings. Mr. John F. McCullough is paid $100,000 annually for serving as Chairman of the Board of Directors. Directors who are not employees of the Company are paid $18,000 a year for serving as directors. No other remuneration was paid as director's fees. No directors were paid additional compensation for committee participation or special assignments. Directors are reimbursed for their out-of-pocket expenses incurred in attending meetings of directors or shareholders.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth information as of March 17, 1998 regarding each person who was known by the Company to own beneficially more than 5% of the outstanding Common Shares of the Company:

                                                        Amount and
                                                        Nature of
                                                        Beneficial
                                                         Ownership
       Name and Address of                               of Common      Percent
        Beneficial Owner                                 Shares (3)     of Class
        ----------------                                 ----------     --------
Orton/McCullough Crane Company, Inc. (1)..............   1,597,726       41.99%
  1244 East Market Street
  Huntington, Indiana 46750

David L. Babson & Company, Inc........................     432,110       11.35%
  One Memorial Drive
  Cambridge, Massachusetts 02142-1300

Isometrics, Inc. (2)..................................     204,472        5.37%
  1266 North Scales Street
  Post Office Box 660
  Reidsville, North Carolina 27320
----------
(1) Mr. John F. McCullough, an officer and principal shareholder of Orton/McCullough Crane Company, Inc., may be deemed to share beneficial ownership of the shares shown as beneficially owned by Orton/McCullough Crane Company, Inc.. Mr. McCullough disclaims beneficial ownership of such shares.

(2) Mr. Dennis M. Bracy, the president, director and majority shareholder, with approximately 98% of the outstanding common shares of Isometrics, Inc., may be deemed to share beneficial ownership of the shares shown as beneficially owned by Isometrics, Inc.

(3) Shares shown as owned by Orton/McCullough Crane Company, Inc., David L. Babson & Company, Inc. and Isometrics, Inc. are as reported on the latest
     Schedule 13D or 13G filings by such entities, respectively.

The Common Shares are the only class of outstanding voting securities of the Company. Also, as of March 17, 1998, all executive officers and directors of the Company owned of record and beneficially, 1,620,149 Common Shares, or approximately 42.57% of the outstanding Common Shares, including the shares of Orton/McCullough Crane Company, Inc. shown above.

See "Directors and Executive Officers of the Registrant" (Item 10) above for information concerning beneficial ownership of the Company's voting securities by management.

Item 13.  Certain Relationships and Related Transactions.

See Directors and Executive Officers of the Registrant (Item 10) and Security Ownership of Certain Beneficial Owners and Management (Item 12) for a discussion of Mr. J. McCullough's relationship with the Company.

                                    PART IV

Item 14.  Exhibits, Financial Statements, Schedules and Reports on Form 8-K.

Item 14(a)(1).  Financial Statements.

See Financial Statements and Financial Statement Schedules Index commencing on Page F-1.

Item 14(a)(2).  Financial Statement Schedules.

See Financial Statements and Financial Statement Schedules Index commencing on Page F-1.

Item 14(b).  Reports on Form 8-K.

None.

Item 14(c).  Exhibits.

     Exhibit
      Number                        Description
      ------                        -----------
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

       21.1   Subsidiaries of the Registrant.

       27.1   Financial Data Schedule.
----------
* Certain of the exhibits in this Annual Report on Form 10-K are indicated by an asterisk, and hereby incorporated by reference to other documents on file with the Commission with which they are physically filed, to be part hereof, as of their respective dates.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           ATHEY PRODUCTS CORPORATION
                                  (Registrant)

                            By: /s/ James H. Stumpo
                                -------------------
                                James H. Stumpo
                     President and Chief Executive Officer

                            By: /s/ Franz M. Ahting
                                -------------------
                                Franz M. Ahting
               Vice President Finance and Chief Financial Officer

                             Date: March 30, 1998.

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

         /s/ John F. McCullough                 /s/ Martin W. McCullough
             ------------------                     --------------------
          John F. McCullough,                Martin W. McCullough, Director
   Chairman of the Board of Directors                March 30, 1998
             March 30, 1998

           /s/ John P. Kelly                    /s/ Richard A. Rosenthal
               -------------                        --------------------
        John P. Kelly, Director              Richard A. Rosenthal, Director

             March 30, 1998                          March 30, 1998

          /s/ James H. Stumpo                      /s/ Franz M. Ahting
              ---------------                          ---------------
       James H. Stumpo, Director               Franz M. Ahting , Director

             March 30, 1998                          March 30, 1998

                         INDEX TO FINANCIAL STATEMENTS
                                      AND
                         FINANCIAL STATEMENTS SCHEDULES

Independent Auditor's Report.................................................F-2

Balance Sheets at December 31, 1997 and 1996.................................F-3

Statements of Operations for the years ended
  December 31, 1997, 1996 and 1995...........................................F-4

Statements of Shareholders' Equity for the years ended
  December 31, 1997, 1996 and 1995...........................................F-4

Statements of Cash Flows for the years ended
  December 31, 1997, 1996 and 1995...........................................F-5

Notes to Financial Statements.........................................F-6 to F-9

Financial Statements Schedules:
  Subsidiaries of the Registrant............................................F-10
  Schedule II - Valuation and Qualifying Accounts...........................F-11


                          INDEPENDENT AUDITOR'S REPORT

Board of Directors and Shareholders
Athey Products Corporation
Wake Forest, North Carolina

We have audited the accompanying balance sheets of Athey Products Corporation as of December 31, 1997 and 1996, and the related statements of operations, shareholders' equity and cash flows for each of the years in the three-year period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Athey Products Corporation as of December 31, 1997, and 1996, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1997, in conformity with generally accepted accounting principles.


/s/ McGladrey & Pullen, LLP

Raleigh, North Carolina
March 20, 1998


                                 BALANCE SHEETS

                                                                           December 31, 1997  December 31, 1996
                                                                           -----------------  -----------------
ASSETS
  CURRENT ASSETS:
    Cash and cash equivalents                                                $      6,880       $      6,984
    Accounts receivable (less allowances for doubtful accounts of $200,000 and $350,000 for 1997 and 1996, respectively)
      (Note 2)                                                                  2,865,872          3,738,103
    Insurance settlement receivable (Note 3)                                         --              564,380
    Inventories (Note 4)                                                       18,108,545         18,949,568
    Prepaid expenses (Note 9)                                                     357,828            723,535
    Refundable income taxes                                                       749,045            544,457
    Deferred income taxes (Note 7)                                                227,072            331,000
                                                                             ------------       ------------
                     Total current assets                                      22,315,242         24,858,027
                                                                             ------------       ------------
  OTHER ASSETS:
    Marketable securities (Note 8)                                              1,681,224          1,450,650
    Other                                                                          26,586            115,223
                                                                             ------------       ------------
                     Total other assets                                         1,707,810          1,565,873
                                                                             ------------       ------------
  PROPERTY, PLANT AND EQUIPMENT:
    Land and land improvements                                                     47,785             47,785
    Buildings                                                                   3,777,922          3,574,941
    Machinery and equipment (Note 6)                                            5,606,727          5,270,958
                                                                             ------------       ------------
                                                                                9,432,434          8,893,684
                                                                             ------------       ------------
    Less accumulated depreciation                                              (5,790,493)        (5,390,353)
                                                                             ------------       ------------
                     Total property, plant and equipment, net                   3,641,941          3,503,331
                                                                             ------------       ------------
                                                                             $ 27,664,993       $ 29,927,231
                                                                             ============       ============

LIABILITIES AND SHAREHOLDERS' EQUITY
  CURRENT LIABILITIES:
    Excess of outstanding checks over bank balance                           $    949,800       $    376,303
    Current portion of obligations under capital lease (Note 6)                    14,507             42,912
    Accounts payable                                                            1,518,743          2,575,204
    Employee compensation and amounts withheld                                    217,755            357,641
    Other accrued expenses                                                        129,917            280,379
    Warranty reserve (Note 15)                                                  1,276,000            690,000
                                                                             ------------       ------------
        Total current liabilities                                               4,106,722          4,322,439
                                                                             ------------       ------------
  NONCURRENT LIABILITIES:
    Obligations under capital lease (Note 6)                                         --               14,507
    Deferred income taxes (Note 7)                                                476,904            454,040
                                                                             ------------       ------------
        Total noncurrent liabilities                                              476,904            468,547
                                                                             ------------       ------------
  SHAREHOLDERS' EQUITY (Note 11):
    Common stock, par value $2 per share:
      Authorized 10,000,000 shares;
      Issued 4,020,459 shares                                                   8,040,918          8,040,918
    Additional paid-in capital                                                 16,218,394         16,218,394
    Retained earnings (deficit)                                                  (734,798)         1,234,514
    Unrealized gain on marketable securities
      available-for-sale, net of related tax effect (Note 8)                      485,411            333,233
    Less cost of 214,851 and 158,751 common shares
      in treasury for 1997 and 1996, respectively (Note 11)                      (928,558)          (690,814)
                                                                             ------------       ------------
          Total shareholders' equity                                           23,081,367         25,136,245
                                                                             ------------       ------------
                                                                             $ 27,664,993       $ 29,927,231
                                                                             ============       ============

See notes to financial statements.


                            STATEMENTS OF OPERATIONS

                                                              Years Ended December 31,
                                                 --------------------------------------------------
                                                     1997               1996               1995
                                                 ------------       ------------       ------------
NET SALES (Note 2)                               $ 29,410,863       $ 30,046,068       $ 30,424,588
Cost of goods sold (Notes 3, 13 and 14)            25,148,167         24,483,891         24,777,557
                                                 ------------       ------------       ------------
Gross profit                                        4,262,696          5,562,177          5,647,031

Selling, administrative and
  engineering expenses (Notes 9, 10 and 13)         6,429,033          5,821,235          6,061,601
                                                 ------------       ------------       ------------
Loss from operations                               (2,166,337)          (259,058)          (414,570)

Other income                                           38,109            470,696            350,591
Other expenses (Note 5)                              (114,907)           (29,546)           (37,282)
                                                 ------------       ------------       ------------
Earnings (loss) before income taxes                (2,243,135)           182,092           (101,261)

Income tax expense (benefit) (Note 7)                (273,823)           136,937           (104,004)
                                                 ------------       ------------       ------------

NET EARNINGS (LOSS)                              $ (1,969,312)      $     45,155       $      2,743
                                                 ============       ============       ============

NET EARNINGS (LOSS) PER SHARE                    $      (0.52)      $       0.01       $       --
                                                 ============       ============       ============

WEIGHTED AVERAGE SHARES
  OUTSTANDING                                       3,808,159          3,956,135          3,973,459
                                                 ============       ============       ============


                       STATEMENTS OF SHAREHOLDERS' EQUITY

                                                                                                                         Unrealized
                                                                                                                         Gain/(Loss)
                                       Common Stock             Additional      Retained         Treasury Stock              on
                                -------------------------        Paid-In        Earnings      ---------------------      Marketable
                                  Shares       Par Value         Capital       (Deficits)     Shares         Cost        Securities
                                ---------      ----------      -----------     ----------     ------      ---------        -------
BALANCE, January 1, 1995        4,020,459      $8,040,918      $16,218,394     $1,186,616     47,000      $(204,562)      $ 31,207
Unrealized loss on marketable
  securities (Note 8)                --              --               --             --         --             --          (27,446)
Net earnings for 1995                --              --               --            2,743       --             --             --
                                ---------      ----------      -----------     ----------    -------      ---------       --------
BALANCE, December 31, 1995      4,020,459       8,040,918       16,218,394      1,189,359     47,000       (204,562)         3,761
Unrealized gain on marketable
  securities (Note 8)                --              --               --             --         --             --          329,472
Purchase of common stock
  for treasury (Note 11)             --              --               --             --      111,751       (486,252)          --
Net earnings for 1996                --              --               --           45,155       --             --             --
                                ---------      ----------      -----------     ----------    -------      ---------       --------
BALANCE, December 31, 1996      4,020,459       8,040,918       16,218,394      1,234,514    158,751       (690,814)       333,233
Unrealized gain on marketable
  securities (Note 8)                --              --               --             --         --             --          152,178
Purchase of common stock
  for treasury (Note 11)             --              --               --             --       56,100       (237,744)          --
Net loss for 1997                    --              --               --       (1,969,312)      --             --             --
                                ---------      ----------      -----------     ----------    -------      ---------       --------
BALANCE, December 31, 1997      4,020,459      $8,040,918      $16,218,394      $(734,798)   214,851      $(928,558)      $485,411
                                =========      ==========      ===========      =========    =======      =========       ========

See notes to financial statements.


                            STATEMENTS OF CASH FLOWS

                                                                           Years Ended December 31,
                                                                --------------------------------------------
                                                                    1997            1996            1995
                                                                ------------    ------------    ------------
OPERATING ACTIVITIES:
  Net earnings (loss)                                           $ (1,969,312)   $     45,155    $      2,743
  Adjustments to reconcile net earnings (loss)
      to net cash provided by (used in) operating activities:
    Depreciation and amortization                                    461,573         420,580         495,135
    Provision for doubtful accounts                                 (149,982)         50,000          53,244
    Provision for deferred income taxes                               48,397         322,912         210,564
    (Gain) loss on sale of equipment                                   1,512        (249,215)         22,276
  Changes in operating assets and liabilities:
    Accounts receivable                                            1,586,593      (1,983,376)      4,056,496
    Inventories                                                      841,023      (1,927,367)     (2,266,279)
    Prepaid expenses                                                 365,706        (544,481)         26,861
    Refundable income taxes                                         (204,588)        (12,940)       (531,517)
    Other assets                                                      88,637         (90,865)          2,295
    Accounts payable                                              (1,056,461)        684,339        (522,019)
    Employee compensation and amounts withheld                      (139,886)        (86,475)       (191,539)
    Other accrued expenses                                          (150,462)       (263,256)        (88,389)
    Warranty reserves                                                586,000          54,500        (144,500)
    Income taxes payable                                                --              --          (113,500)
                                                                ------------    ------------    ------------
      Net cash provided by (used in) operating activities            308,750      (3,580,489)      1,011,871
                                                                ------------    ------------    ------------
INVESTING ACTIVITIES:
  Purchase of plant and equipment                                   (606,259)       (483,592)       (445,149)
  Proceeds from disposal of assets                                     4,564         950,938             450
  Proceeds from sale of goodwill                                        --           200,000            --
                                                                ------------    ------------    ------------
    Net cash provided by (used in) investing activities             (601,695)        667,346        (444,699)
                                                                ------------    ------------    ------------
FINANCING ACTIVITIES:
  Proceeds from line of credit                                    14,692,000            --              --
  Repayment of line of credit                                    (14,692,000)           --              --
  Excess of outstanding checks over bank balance                     573,497         376,303            --
  Principal paid on obligations under capital lease                  (42,912)        (42,012)        (41,130)
  Principal paid on debt                                                --              --           (99,595)
  Purchase of common stock for treasury                             (237,744)       (486,252)           --
                                                                ------------    ------------    ------------
    Net cash provided by (used in) financing activities              292,841        (151,961)       (140,725)
                                                                ------------    ------------    ------------
NET INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS                                                  (104)     (3,065,104)        426,447

CASH AND CASH EQUIVALENTS,
  BEGINNING OF PERIOD                                                  6,984       3,072,088       2,645,641
                                                                ------------    ------------    ------------
CASH AND CASH EQUIVALENTS,
  END OF PERIOD                                                 $      6,880    $      6,984    $  3,072,088
                                                                ============    ============    ============
SUPPLEMENTAL CASH FLOW DISCLOSURES:
  Income taxes paid (recoveries)                                $   (117,632)   $   (173,035)   $    329,680
                                                                ============    ============    ============
  Interest paid                                                 $    107,599    $     11,445    $      7,761
                                                                ============    ============    ============

See notes to financial statements.


                         NOTES TO FINANCIAL STATEMENTS


1.   Nature of Operations and Summary of Significant Accounting Policies

Nature of Operations-- Athey Products Corporation is a manufacturer whose principal products are mobil street sweepers and force-feed loaders. The Company also manufactures other equipment and replacement parts. The primary users of the Company's products are contractors, municipalities, and other governmental agencies. Significantly all of the Company's sales are throughout the United States.

Significant Accounting Policies - The significant accounting policies of the Company are summarized below:

     a. Statements of Cash Flows - For the purpose of the statements of cash flows, the Company considers all short-term investments with an original maturity of three months or less at the time of purchase to be cash equivalents.

     b. Inventories - Inventories are stated at the lower of cost, determined on the first-in, first-out basis, or market. Obsolete and possible excess quantities of inventory are reduced to estimated net realizable values.

     c. Property and Depreciation - Property, plant and equipment are carried at cost. Depreciation is computed over estimated useful lives using the straight-line method in the financial statements and accelerated methods for income tax purposes.

     d. Marketable Securities - Marketable securities consist of an investment in equity securities which the Company has designated as available-for-sale. Such securities, while readily marketable, are not held solely in anticipation of short-term market gains. The securities are reported at fair value, with unrealized holding gains and losses, net of the related deferred tax effect, reported as a separate component of shareholders' equity.

     e. Income Taxes - Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for effects of changes in tax laws and rates on the date of enactment.

     f. Treasury Stock - Treasury stock is stated at cost.

     g. Earnings (Loss) Per Share - Earnings (loss) per share amounts are computed on the basis of the weighted average number of shares outstanding during the year.

     h. Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     i. Fair Value of Financial Instruments - The following summarizes the major methods and assumptions used in estimating the fair values of financial instruments:

     Cash and cash equivalents - The carrying amount approximates fair value due to the relatively short term period to maturity of these instruments.

     Marketable equity securities - The fair value of marketable equity securities are estimated based on quoted market prices.

     j. Reclassifications - Certain previously reported amounts have been reclassified to conform with the year-end 1997 presentation with no effect on net earnings.

2.   Major Customers

Net sales for the years ended December 31, 1997, 1996 and 1995 include sales to the following major customer (which accounted for 10% or more of the total net sales of the Company for those years):

                         1997            1996            1995
                     -----------     -----------     -----------
     Nixon-Egli      $ 7,568,795     $ 7,493,960     $ 7,602,597

There were outstanding receivables from this customer of $533,993, $557,901, and $555,213, as of December 31, 1997, 1996, and 1995, respectively.

3.   Insurance Settlement

In September, 1996, the Company incurred substantial damage to its manufacturing facility as a result of a hurricane. The Company settled with its insurance carrier for $664,380. At December 31, 1996, $100,000 of this settlement had been received. As a result of the settlement, the Company recognized a pretax gain on the involuntary conversion of damaged assets of $434,683. Approximately $406,600 of the gain was included in the cost of goods sold, approximately $12,740 of the gain was included in selling, administrative and engineering expenses and the remaining $15,343 was included in other income. The effect was an increase in 1996 net earnings after tax of $286,891 or $ .07 per share.

4.   Inventories

Inventories are summarized below:

                                                          December 31,
                                                --------------------------------
                                                    1997                 1996
                                                --------------------------------
Finished goods                                  $ 4,181,758          $ 5,125,583
Work-in-process                                   3,592,887            4,380,095
Raw materials                                    10,333,900            9,443,890
                                                --------------------------------
                                                $18,108,545          $18,949,568
                                                ===========          ===========

5.   Financing Arrangements

At December 31, 1997, the Company had available an unsecured line of credit of $5,000,000. There were no outstanding borrowings under the line at December 31, 1997 or 1996.

During 1997, 1996, and 1995, the Company incurred interest expense of $107,599, $11,445, and $7,761, respectively.

6.   Lease Commitments

The Company is the lessee of computer equipment under a capital lease which started in 1993 and expires in 1998. The assets and liabilities under the capital lease were recorded at the present value of net minimum lease payments at inception, approximately $207,000. The assets are depreciated over their estimated productive lives. Depreciation of assets under the capital lease is included in depreciation expense for 1997, 1996 and 1995.

Depreciation of assets under capital leases charged to expense was $41,441 for each of the last three years. Accumulated amortization under this capital lease was $186,483 and $145,042 at December 31, 1997 and 1996, respectively.


                                     -F-6-

================================================================================


The future minimum lease payments under the capital lease as of December 31, 1997 for the next year are:

  Year Ended December 31,                                    Amount
  -----------------------                                    ------
          1998                                              $ 14,545
          Less: Imputed interest                                  38
          Present value of net minimum
            lease payments                                    14,507
          Less: Current portion                               14,507
                                                            --------
          Obligations under capital lease                   $   --
                                                            ========

The interest rate on the capitalized lease is 6.6% and is imputed based on the lessor's implicit rate of return.

7.   Income Taxes

At December 31, 1997, the Company has available State net economic loss carryforwards of approximately $1,497,000 expiring as follows:

                  Year of
       ------------------------------
       Origination         Expiration
       -----------         ----------
          1993                1998              $   119,000
          1995                2000                  374,000
          1996                2001                  335,000
          1997                2002                  669,000
                                                -----------
          TOTAL                                 $ 1,497,000
                                                ===========

Components of the income tax expense (benefit) for 1997, 1996 and 1995 are as follows:

                                     1997             1996              1995
                                  ---------         ---------         ---------
Current:
  Federal                         $(325,186)        $(185,975)        $(314,568)
  State                               2,966              --                --
                                  ---------         ---------         ---------
Total current                      (322,220)         (185,975)         (314,568)
                                  ---------         ---------         ---------
Deferred:
  Federal                            48,397           322,912           210,564
  State                                --                --                --
                                  ---------         ---------         ---------
Total deferred                       48,397           322,912           210,564
                                  ---------         ---------         ---------
TOTAL                             $(273,823)        $ 136,937         $(104,004)
                                  =========         =========         =========

Net deferred tax assets consist of the following components at December 31, 1997 and 1996:

                                                      1997              1996
                                                  -----------       -----------
Deferred tax assets:
  Accounts receivable                             $    68,000       $   119,000
  Inventory allowance                                 342,000           274,000
  Accrued vacation                                     53,000            96,000
  Warranty reserve                                    434,000           235,000
  Allowance for marketable securities                  89,000            89,000
  Accrued litigation                                    9,000            17,000
  Net economic loss and tax
    carryforwards                                     232,000           163,000
  Other                                                10,000            44,000
                                                  -----------       -----------
                                                    1,237,000         1,037,000
  Less valuation allowance                           (864,000)         (428,000)
                                                  -----------       -----------
                                                      373,000           609,000
                                                  -----------       -----------
Deferred tax liabilities:
  Property and equipment                             (372,832)         (377,040)
  Prepaid pension                                        --            (183,000)
  Marketable securities                              (250,000)         (172,000)
                                                  -----------       -----------
                                                     (622,832)         (732,040)
                                                  -----------       -----------
Net deferred tax assets (liabilities)             $  (249,832)      $  (123,040)
                                                  ===========       ===========

The components giving rise to the net deferred tax assets (liabilities) described above have been included in the accompanying balance sheets as of December 31, 1997 and 1996 as follows:

                                                        1997             1996
                                                     ---------        ---------
Current assets                                       $ 227,072        $ 331,000
Noncurrent liabilities                                (476,904)        (454,040)
                                                     ---------        ---------
Net deferred tax assets (liabilities)                $(249,832)       $(123,040)
                                                     =========        =========

A valuation allowance is provided when it is more likely than not that some portion of the deferred tax assets will not be realized. The Company has established a valuation allowance totaling $864,000 and $428,000 for certain deferred tax assets as of December 31, 1997 and 1996, respectively, which management feels meet this criteria.

A reconciliation of the provision for income taxes to income tax expense (benefit), computed by applying the statutory federal income tax rate to pretax income (loss), is as follows:

                          1997                 1996                 1995
                   -----------------    -----------------    ------------------
                     Amount      %       Amount       %        Amount      %
                   ---------   -----    ---------   -----    ---------   ------
Tax expense
  (benefit)
  computed at

  statutory rate   $(762,666)  (34.0)%  $  61,911    34.0%   $ (34,429)  (34.0)%
Research and
  development

  credit                --      --         (2,336)   (1.3)%    (13,807)  (13.6)%
Change in
  valuation

  allowance          436,000    19.4%      43,000    23.6%     (36,000)  (35.6)%
Other                 52,843     2.4%      34,362    18.9%     (19,768)  (19.5)%
                   ---------   -----    ---------   -----    ---------  ------
TOTAL              $(273,823)  (12.2)%  $ 136,937    75.2%   $(104,004  (102.7)%
                   =========   =====    =========   =====    =========  ======

8.   Marketable Securities

The cost, estimated market value and gross unrealized gain of the Company's investment in available-for-sale marketable equity securities at December 31, 1997 and 1996 are as follows:

                                                    1997                 1996
                                                 ----------           ----------
Cost                                             $  945,751           $  945,751
Gross unrealized gain                               735,473              504,899
                                                 ----------           ----------
Estimated market value                           $1,681,224           $1,450,650
                                                 ==========           ==========

There were no sales of marketable securities during 1997, 1996 or 1995.

The change in net unrealized gains and losses reported as a separate component of equity for the years ended December 31, 1997, 1996 and 1995 is shown below:

                                         1997           1996            1995
                                      ---------       ---------       ---------
Balance in equity
  component, beginning                $ 333,233       $   3,761       $  31,207
  Change in net unrealized
    gains (losses)                      230,574         499,200         (41,585)
  Change in deferred
    income taxes                        (78,396)       (169,728)         14,139
                                      ---------       ---------       ---------
Balance in equity
  component, ending                   $ 485,411       $ 333,233       $   3,761
                                      =========       =========       =========


                                     -F-7-

================================================================================


9.   Pension Plans

The Company had two noncontributory defined benefit pension plans for its hourly and salaried employees. All employees were covered by the plans upon completion of twelve months of service with 1,000 or more hours of service, subject to a minimum age of twenty-one. The Company's contributions to the plans were designed to annually fund service cost derived by the plans' actuaries using the frozen entry-age method.

In late 1996, the Company's Board of Directors adopted a resolution to terminate the Company's two defined benefit pension plans and replaced them with a 401(k) plan which took effect January 1, 1997. Under the provisions of Statement of Financial Accounting Standards No. 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits", the Company recognized a pretax curtailment gain of $1,016,651 in the fourth quarter of 1996 due to benefit freezes. The effect was an increase in net earnings after tax for 1996 of $670,990 or $.17 per share.

In the second quarter of 1997, the Company also recognized a pretax settlement gain of $432,036 on the reversion to the Company of the plan assets. The effect of this settlement gain was a decrease in the net loss after tax for 1997 of $285,144 or $.07 per share.

The net periodic pension cost for the plans is computed as follows:

                                      1997             1996             1995
                                  -----------      -----------      -----------
Service cost                      $      --        $   355,953      $   452,636
Interest cost                         469,825          697,753          679,492
Actual return on
  plan assets                        (830,354)      (1,325,342)        (872,472)
Net amortization
  and deferral                       (515,635)         555,479          226,231
Settlement and
  curtailment gain                   (432,036)      (1,016,651)            --
                                                   -----------      -----------
Net periodic
  pension cost (income)           $(1,308,200)     $  (732,808)     $   485,887
                                  ===========      ===========      ===========

The funded status of the Company's pension plans is as follows:

                                                   1997                1996
                                               ------------        ------------
Actuarial present value of
  benefit obligations:
    Vested benefits                            $       --          $  8,843,772
    Nonvested benefits                                 --                  --
                                               ------------        ------------
    Accumulated benefit obligation                     --             8,843,772
    Effect of assumed increase
      in compensation levels                           --                  --
                                               ------------        ------------
Projected benefit obligation                           --             8,843,772
Plan assets at fair value                              --            11,212,666
                                               ------------        ------------
Fair value of assets less  (greater)
  than projected benefit obligation                    --            (2,368,894)
Unrecognized net gain                                  --             1,831,872
Unrecognized transition obligation                     --                  --
Unrecognized prior service costs                       --                  --
                                               ------------        ------------
Accrued (prepaid) pension cost
  (asset)                                      $       --          $   (537,022)
                                               ============        ============
Major assumptions:
  Discount rate                                       7.5%                  7.5%
  Rate of increase in
    compensation levels                        Not applicable               5.0%
  Expected long-term rate of
    return on plan assets                             8.0%                  8.0%

Plan assets consisted principally of investments in United States government securities and common stock.

10.  Research and Development

Expenditures relating to the development of new products, including significant improvements to existing products are charged to selling, administrative and engineering expenses as incurred. The amounts charged in 1997, 1996 and 1995 were approximately $78,000, $110,000 and $418,000, respectively.

11.  Stock Transactions

In November, 1995, the Board of Directors approved a resolution authorizing the Company to repurchase up to 200,000 shares of the Company's common stock. As of December 31, 1995, the Company had not repurchased any shares. During 1996, the Company repurchased a total of 111,751 shares under the November, 1995 authorization which expired on December 31, 1996.

In December, 1996, the Board of Directors approved a resolution authorizing the Company to repurchase up to 200,000 shares of the Company's stock in 1997. During 1997, the Company repurchased a total of 56,100 shares under this authorization which expired on December 31, 1997.

12.  Contingencies

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

13.  Organizational Restructuring

During 1995, plans were developed to significantly reduce the Company's cost structure and to improve productivity. This restructuring plan involved reductions in the number of employees, consolidation of manufacturing facilities, and disposition of assets that were no longer productive. The Company also phased-out the manufacture of nonstrategic product lines, including Trailers, Track Assemblies and Refuse Collection Products. The restructuring plan is expected to enable the Company to improve its competitive position in its core business, reduce costs, increase efficiency and improve profitability.

The statement of operations for 1995 includes approximately $1,135,000 of pretax charges relating to the restructuring plan. Approximately $119,000 of this amount related to severance and associated benefits for staff reductions, approximately $452,000 of this amount related to the disposal and write-down of certain assets, and approximately $564,000 of this amount related to the streamlining of operations and administrative functions and the closing of the production facility in Sioux Falls, South Dakota. The effect of these expenditures was a decrease in 1995 net earnings after tax of $749,000 or $.19 per common share.

During 1996, as a continuation of its restructuring plan, the Company incurred approximately $553,701 of additional charges. Approximately $326,294 of this amount related to the disposal and write-down to net realizable values of certain assets. Approximately $227,407 of this amount was primarily attributable to the additional expenses which were incurred during 1996 relating to the closure of operations of the manufacturing facility in Sioux Falls, South Dakota. The effect of these expenditures was a decrease in 1996 net earnings after tax of $365,443 or $.09 per share.

In addition, in February 1996, the Company sold its South Dakota land, building and certain inventory and manufacturing equipment. The statement of operations for 1996 includes a pretax gain of $234,355 in connection with this sale. The remaining inventory and equipment were transferred to the Company's Wake Forest, North Carolina manufacturing plant. The effect was an increase in 1996 net earnings after tax of $154,674 or $.04 per share.

In December, 1996, the Company sold its Kolman Aggregate Product Line consisting of vibrating screens, pugmills, ash blenders and conveyors. The sale resulted in an inventory loss of approximately $306,943 which is included


                                     -F-8-
in the cost of goods sold. This sale reduced 1996 net earnings after tax by $202,582, or $.05 per share. As part of the sale, the Company also sold its Kolman trademark for the stated book value of $200,000.

There were no remaining organizational restructuring liabilities at December 31, 1997 and 1996, respectively.

14.  Significant Fourth Quarter Adjustments

During the fourth quarter of 1997, the Company charged to cost of sales approximately $1,525,000 relating to various inventory adjustments. Approximately $1,103,000 of this amount was attributable to adjustments in connection with the physical inventory, approximately $262,000 related to the scrapping of additional items, and approximately $160,000 related to an increase in the reserves for obsolete inventories. The effect of these adjustments was to decrease the fourth quarter 1997 gross profit and increase the net loss after tax benefit by $1,525,000 and $1,006,500, respectively, and to increase the fourth quarter net loss per share by $.26.

15.  Estimated Warranty Claims

The Company generally sells its principal products with a warranty that provides for repairs or replacements of any defective parts and associated labor for a one year period after the sale. At the time of the sale, the Company accrues an estimate of providing the warranty based on prior claims experience. Actual warranty costs incurred are charged against the warranty accrual when paid. The estimated warranty liability totaled $1,276,000, $690,000 and $635,500, as of December 31, 1997, 1996 and 1995, respectively.

16.  Employee Savings Plan

Effective January 1, 1997, the Company established the Athey Products Corporation Employees' 401(k) Plan that covers substantially all of the Company's employees. The plan provides for tax deferred employee contributions of up to 10% of compensation and an employee matching contribution of $.50 for each $1.00 contributed to the 401(k) Plan by the employee, with a maximum company contribution of 3% of the employee's compensation. The Company's contribution amounted to $173,049 in 1997.

17.  The Year 2000 Issue

The Year 2000 Issue stems from the fact that many existing computer programs use only two digits to identify a year in the date field. These programs were designed and developed without considering the impact of the upcoming change in the century. If not corrected, many computer applications could fail or create erroneous results by or at the year 2000. Given the dependence by most businesses on computer systems and the interdependence of companies, suppliers and customers, it is likely that most companies are affected by the Year 2000 Issue.

The Company is planning to initiate a comprehensive review of its computer systems to identify the systems that could be affected by the Year 2000 Issue, and will develop an implementation plan to resolve this issue. The Company is dependent on computer processing in the conduct of its business activities.

Because the Company has not completed its review of the computer systems, management is unable to estimate the cost of making its systems Year 2000 compliant.

18.  Future Reporting Requirement

In June, 1997, the Financial Accounting Standards Board issued Statement No. 130, "Reporting Comprehensive Income". Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from nonowner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners.

This Statement established standards for reporting and display of comprehensive income and its components in a full set of financial statements. The Statement requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. This Statement is effective for fiscal years beginning after December 15, 1997 and will require that financial statements for earlier periods presented for comparative purposes be reclassified to conform with this standard.


                                     -F-9-

                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

           Column A                      Column B       Column C        Column D          Column E
         -----------                    ----------     ----------      ---------         ----------
                                                       Additions
                                        Balance at      Charged        Deduction         Balance at
                                        Beginning      to Profit          from             End of
         Description                     of Year        and Loss        Reserves            Year
         -----------                    ----------     ----------      ---------         ----------
Year Ended December 31, 1997:
Allowance for doubtful
  accounts-trade                        $350,000       $     --        $   150,000      $   200,000
Allowance for doubtful
  receivable-other                          --               --               --               --
Provision for obsolete
  and slow moving inventory              500,000          513,784          253,784(c)       760,000
Provisions for warranty costs            690,000        2,263,565       $1,677,565(d)     1,276,000

Year Ended December 31, 1996:
Allowance for doubtful
  accounts-trade                        $300,000       $   50,000       $     --         $  350,000
Allowance for doubtful
  receivable-other                       110,954             --            110,954(b)          --
Provision for obsolete
  and slow moving inventory              650,000          150,689          300,689(c)       500,000
Provisions for warranty costs            635,500          976,019          921,519(d)       690,000

Year Ended December 31, 1995:
Allowance for doubtful
  accounts-trade                        $250,000       $   52,966       $    2,966(a)    $  300,000
Allowance for doubtful
  receivable-other                       110,954             --               --            110,954
Provision for obsolete
  and slow moving inventory              950,000          286,610          586,610(c)       650,000
Provisions for warranty costs            780,000          705,553          850,053(d)       635,500

(a)  Uncollected trade receivables written-off.

(b)  Uncollected other receivables written-off.

(c) Deductions for obsolete inventory scrapped and obsolete inventory sold at reduced selling price.

(d)  Warranty expenses incurred.


                                     -F-10-