Form 10-Q
period 1998-03-31
ATHEY PRODUCTS CORP
filed 1998-05-20
CIK 8109

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
     SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended      March 31, 1998


                                       OR

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
      EXCHANGE ACT OF 1934.

   For the transition period from ____________________ to ___________________

                          Commission File Number 1-2723

                           ATHEY PRODUCTS CORPORATION
--------------------------------------------------------------------------------
               (Exact name of registrant as specified in charter)

                  Delaware                                  36-0753480
                  --------                                  ----------
   (State or other jurisdiction of                       (I.R.S. Employer
    incorporation or organization)                       Identification No.)


1839 South Main Street, Wake Forest, North Carolina          27587-9289
--------------------------------------------------------------------------------
(Address of Principal Executive Offices)                      (Zip Code)

Registrant's Telephone Number, Including Area Code:          919-556-5171
                                                             ------------

 Not Applicable
--------------------------------------------------------------------------------
 Former name, former address and former fiscal year if changed since last report

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X . No ___.

Number of Common Shares Outstanding as of  March 31, 1998:            3,805,608
                                           ---------------            ---------




ATHEY PRODUCTS CORPORATION
--------------------------

I N D E X
---------


                                                                                                Page
                                                                                               Number
                                                                                               ------
PART I.  FINANCIAL INFORMATION

         Item 1.    Financial Statements

                      Balance Sheets as of  March 31, 1998
                         (unaudited) and December 31, 1997.                                      3 - 4

                   Statements of Operations for the three
                         months ended March 31, 1998 (unaudited)
                         and March 31, 1997 (unaudited).                                         5

                   Statements of Cash Flows for the three
                          months ended March 31, 1998
                         (unaudited) and March 31, 1997 (unaudited).                             6

                         Notes to Financial Statements.                                          7

         Item 2.  Management's Discussion and Analysis of Financial
                             Condition and Results of Operations                                 8 - 9


PART II.          OTHER INFORMATION                                                              10 - 11





                                                                      ATHEY PRODUCTS CORPORATION
                                                                             BALANCE SHEETS
-------------------------------------------------------------------------------------------------------------------------------


                                                                                   March 31, 1998           December 31,1997
                                                                                -----------------------------------------------
                                                                                      (Unaudited)

ASSETS
     CURRENT ASSETS:
            Cash and cash equivalents                                                     $ 6,880                     $ 6,880
            Accounts receivable (less allowances for doubtful accounts
                   of $200,000)                                                         3,598,542                   2,865,872
            Inventories                                                                17,655,454                  18,108,545
            Prepaid expenses                                                              183,083                     357,828
            Refundable income taxes                                                       749,045                     749,045
            Deferred income taxes                                                         227,072                     227,072
                                                                                ------------------        --------------------
                              Total current assets                                     22,420,076                  22,315,242
                                                                                ------------------        --------------------


     OTHER ASSETS:
             Marketable securities                                                      1,689,843                   1,681,224
             Other                                                                         26,586                      26,586
                                                                                ------------------        --------------------
                              Total other assets                                        1,716,429                   1,707,810
                                                                                ------------------        --------------------


      PROPERTY, PLANT AND EQUIPMENT:
             Land and land improvements                                                    47,785                      47,785
             Buildings                                                                  3,792,307                   3,777,922
             Machinery and equipment                                                    5,654,385                   5,606,727
                                                                                ------------------        --------------------
                                                                                        9,494,477                   9,432,434
             Less accumulated depreciation                                             (5,907,745)                 (5,790,493)
                                                                                ------------------        --------------------
                              Total property, plant and equipment net                   3,586,732                   3,641,941
                                                                                ------------------        --------------------
                                                                                     $ 27,723,237                $ 27,664,993
                                                                                ==================        ====================





See notes to financial statements.



                                                                      ATHEY PRODUCTS CORPORATION
                                                                              BALANCE SHEETS
------------------------------------------------------------------------------------------------------------------------


                                                                        March 31, 1998               December 31, 1997
                                                                      --------------------------------------------------
                                                                           (Unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY
         CURRENT LIABILITIES:
                 Short-term borrowing                                         $ 716,000                            $ -
                 Excess of outstanding checks over bank balance                 492,262                        949,800
                 Current portion of obligations under capital lease               3,636                         14,507
                 Accounts payable                                               969,982                      1,518,743
                 Employee compensation and amounts withheld                     256,425                        217,755
                 Accrued pension and other expenses                             374,273                        129,917
                 Warranty reserve                                             1,370,449                      1,276,000
                                                                      ------------------           --------------------
                                 Total current liabilities                    4,183,027                      4,106,722
                                                                      ------------------           --------------------


          NONCURRENT LIABILITIES:

                 Deferred income taxes                                          470,834                        476,904
                                                                      ------------------           --------------------
                                   Total noncurrent liabilities                 470,834                        476,904
                                                                      ------------------           --------------------


          SHAREHOLDERS' EQUITY:
                 Common stock, par value $2 per share:
                      Authorized 10,000,000 shares;
                      Issued 4,020,459 shares                                 8,040,918                      8,040,918
                 Additional paid-in capital                                  16,218,394                     16,218,394
                 Retained earnings                                             (752,478)                      (734,798)
                 Unrealized gain on marketable securities
                     available-for-sale, net of related tax effect              491,100                        485,411
                 Less cost of 214,851  common shares
                     in treasury                                               (928,558)                      (928,558)
                                                                      ------------------           --------------------
                                  Total shareholders' equity                 23,069,376                     23,081,367
                                                                      ------------------           --------------------
                                                                           $ 27,723,237                   $ 27,664,993
                                                                      ==================           ====================








See notes to financial statements.


                                                                      ATHEY PRODUCTS CORPORATION
                                                                        STATEMENTS OF OPERATIONS
--------------------------------------------------------------------------------------------------------------------------------


                                                                        Three Months Ended                 Three Months Ended
                                                                           March 31, 1998                     March 31, 1997
                                                                       ---------------------------------------------------------
                                                                            (Unaudited)                        (Unaudited)
NET SALES                                                                       $ 7,048,468                        $ 7,772,375
Cost of goods sold                                                                5,518,988                          6,436,380
                                                                       ---------------------              ---------------------
Gross profit                                                                      1,529,480                          1,335,995

Selling, administrative and engineering expenses                                  1,562,208                          1,610,435
                                                                       ---------------------              ---------------------
Loss from operations                                                                (32,728)                          (274,440)

Other income                                                                          7,133                              5,251
Other expenses                                                                        1,085                             10,841
                                                                       ---------------------              ---------------------
Loss before income tax benefit                                                      (26,680)                          (280,030)

Income tax benefit                                                                   (9,000)                           (31,200)
                                                                       ---------------------              ---------------------

NET LOSS                                                                          $ (17,680)                        $ (248,830)
                                                                       =====================              =====================

NET EARNINGS (LOSS) PER SHARE                                                           $ -                            $ (0.06)
                                                                       =====================              =====================

WEIGHTED AVERAGE SHARES
             OUTSTANDING                                                          3,805,608                          3,917,684
                                                                       =====================              =====================






See notes to financial statements.


                                                                           ATHEY PRODUCTS CORPORATION
                                                                              STATEMENTS OF CASH FLOWS
------------------------------------------------------------------------------------------------------------------------------

                                                                               Three Months Ended           Three Months Ended
                                                                                    March 31,1998               March 31,1997
                                                                              ------------------           -------------------
                                                                                      (Unaudited)                   (Unaudited)
OPERATING ACTIVITIES:
        Net loss                                                                      $ (17,680)                   $ (248,830)
        Adjustments to reconcile net
                 loss to net cash used in operating activities:
              Depreciation and amortization                                             117,252                       115,919
              Provision for deferred income tax                                          (9,000)                       64,000

        Changes in operating assets and liabilities:
              Accounts receivable                                                      (732,670)                       86,583
              Insurance settlement receivable                                                 -                       564,380
              Inventories                                                               453,091                      (788,743)
              Prepaid expenses                                                          174,745                        15,025
              Refundable income taxes                                                         -                       (95,200)
              Other assets                                                                    -                         5,423
              Accounts payable                                                         (548,761)                     (736,971)
              Employee compensation and amounts withheld                                 38,670                        63,802
              Accrued pension and other expenses                                        244,356                       104,690
              Warranty reserve                                                           94,449                        56,007
                                                                              ------------------           -------------------
                   Net cash used in operating activities                               (185,548)                     (793,915)
                                                                              ------------------           -------------------

INVESTING ACTIVITIES:
        Purchase of plant equipment                                                     (62,043)                      (83,550)
                                                                              ------------------           -------------------
                   Net cash used in investing activities                                (62,043)                      (83,550)
                                                                              ------------------           -------------------

FINANCING ACTIVITIES:
        Proceeds from line of credit                                                  2,237,000                     1,850,000
        Repayment of line of credit                                                  (1,521,000)                   (1,100,000)
        Excess of outstanding checks over bank balance                                 (457,538)                      375,852
        Principal paid on obligations under capital lease                               (10,871)                      (10,643)
        Purchase of common stock for treasury                                                 -                      (237,744)
                                                                              ------------------           -------------------
                   Net cash provided by financing activities                            247,591                       877,465
                                                                              ------------------           -------------------

NET CHANGE IN CASH
         AND CASH EQUIVALENTS                                                                 -                           -

CASH AND CASH EQUIVALENTS,
         BEGINNING OF PERIOD                                                              6,880                         6,984
                                                                              ------------------           -------------------

CASH  AND CASH EQUIVALENTS
         END OF PERIOD                                                                  $ 6,880                       $ 6,984
                                                                              ==================           ===================

SUPPLEMENTAL CASH FLOW DISCLOSURES:
        Interest paid                                                                   $ 5,244                      $ 10,841
                                                                              ==================           ===================





See notes to financial statements.

ATHEY PRODUCTS CORPORATION
--------------------------

NOTES TO FINANCIAL STATEMENTS
-----------------------------



I. The condensed financial statements included herein have been prepared by Athey Products Corporation (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations; however, the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's latest annual report on Form 10-K for the year ended December 31, 1997.

II. The financial information reflects all adjustments which are, in the opinion of Management, necessary to a fair presentation of the results for the interim period presented.

III. Earnings per share are computed on the basis of the weighted average number of shares outstanding during the period, which were 3,805,608 and 3,917,684 in 1998 and 1997, respectively. Certain 1997 financial statement amounts have been reclassified to conform with the 1998 presentation with no effect on net income.

ATHEY PRODUCTS CORPORATION
--------------------------

Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS.
----------------------------------------------

RESULTS OF OPERATIONS
---------------------

Three Months Ended March 31, 1998 ("First Quarter 1998")
--------------------------------------------------------

         as compared to

Three Months Ended March 31, 1997 ("First Quarter 1997")
--------------------------------------------------------

The Company's net sales for the First Quarter 1998 were $7,048,468, a 9.3% decrease from the $7,772,375 recorded in the First Quarter 1997. The sales decline reflected an 8.6% decrease in the number of sweepers shipped, but was partially offset by a 2% increase in unit sales prices and an increase in replacement part sales. Although 1998 First Quarter sales orders increased over 1997, these orders were received during the last half of the Quarter and the normal manufacturing cycle on these orders had not been completed by the end of the Quarter.

Cost of Sales as a percentage of net sales was 78.3% in the First Quarter 1998 as compared to 82.8% in the First Quarter of 1997. This reduction in the cost of sales percentage is primarily due to higher margins on a larger number of runway sweepers shipped to foreign markets.

The Company's selling, administrative and engineering expenses increased from 20.7% to 22.2% of net sales, while in dollar terms they decreased $48,227 to $1,562,208. This overall percentage increase was due to slightly higher warranty expenses, which were partially offset by a decrease in salaries during the First Quarter of 1998.

Other income for the First Quarter 1998 was $7,133 as compared to $5,251 in the First Quarter 1997. In addition, interest income increased from $2,154 in 1997 to $5,647 in 1998 due to a higher average investment in cash and cash equivalents.

The net loss after income tax for the First Quarter 1998 was $17,680 or $.- per share, as compared to a net loss after income tax of $248,830 or $.06 per share for the First Quarter 1997.

Effects of Inflation
--------------------

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


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

At March 31, 1998 the Company had working capital of $18,237,049; the ratio of current assets to current liabilities was 5.4 to 1; and the debt to equity ratio was .20 to 1.

This compares to working capital of $18,208,520; a ratio of current assets to current liabilities of 5.4 to 1; and a debt to equity ratio of .20 to 1 at December 31, 1997.

As part of its authorized stock repurchase program, the Company did not incur any expenditures for financing activities in 1998 to repurchase its common stock.

The Company generally relies upon internally generated funds to satisfy working capital requirements and to fund capital expenditures. Other than utilizing the available line of credit as needed, the Company does not presently plan to borrow long-term funds or sell securities.

The Company had available an unsecured line of credit of $5,000,000 of which $716,000 had been utilized at March 31, 1998. The Company believes that existing working capital, cash flow from future operations, and the available bank line of credit provide adequate resources to finance the cash requirements of future capital expenditures.

PART II - OTHER INFORMATION
---------------------------

Item 1.  Legal Proceedings.  None
         -----------------

Item 2.  Changes in Securities and Use of Proceeds.  None
         ------------------------------------------

Item 3.  Defaults upon Senior Securities.  None.
         --------------------------------

Item 4.  Submission of Matters to a Vote of Security Holders.  None.
         ----------------------------------------------------

Item 5.  Other Information.
         ------------------

         The Company has had various changes in executive management since April 30, 1998. The Company accepted the resignations of Franz M. Ahting and James H. Stumpo as officers and directors effective April 30, 1998, and May 7, 1998, respectively. Mr. Ahting was Vice-President Finance, Chief Financial Officer, Corporate Treasurer and Secretary. Mr. Stumpo was President and Chief Executive Officer.

         Effective May 11, 1998, the Board of Directors of the Company elected Wes O. Brant as Vice-President and Chief Operating Officer; Thomas N. Nelson as Vice-President, Sales & Marketing; and Phyllis C. Pearce as Assistant Secretary. Mr. Brant was formerly Director of Engineering; Mr. Nelson was Director of Sales & Marketing; and Ms. Pearce continues in her position as Executive Assistant.

         On an interim basis, the Company's financial responsibilities will be performed by internal personnel and Mr. Brant will direct the operations of the Company until a new President is elected.

Item 6.  Exhibits and Reports on Form 8-K.
         ---------------------------------
          (a) No exhibits have been filed as part of this Report.
          (b) No reports on Form 8-K have been filed during for the Quarter for which this report is filed.

SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                              ATHEY PRODUCTS CORPORATION



Date:  05/20/98                              /s/ Wes O. Brant
-----------------------------                 ---------------------------
                                              Wes O. Brant
                                              Vice-President
                                              Chief Operating Officer




Date:  05/20/98                               /s/ Lawrence R. Phillips, Jr.
-----------------------------                 ---------------------------
                                              Lawrence R. Phillips, Jr.
                                              Supervisor, Accounting