Form 10-Q
period 1998-06-30
ATHEY PRODUCTS CORP
filed 1998-08-14
CIK 8109

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                               ------------------
                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1998

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the transition period from __________________ to ______________________

                          Commission file number 1-2723

                           ATHEY PRODUCTS CORPORATION
             (Exact Name of Registrant as Specified in Its Charter)


            Delaware                                   36-0753480
  (State or Other Jurisdiction            (I.R.S. Employer Identification No.)
of Incorporation or Organization)


1839 South Main Street, Wake Forest, NC                27587-9289
(Address of Principal Executive Offices)               (Zip Code)

(Registrant's telephone number, including area code) 919-556-5171


              (Former Name, Former Address and Former Fiscal Year,
                         If Changed Since Last Report)

     Indicate by check mark (a) a whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such that the registrant was required to file such reports), and (2) has shorter period been subject to such
filing requirements for the past 90 days.  Yes X   No
                                              ---    ---

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

     Indicate by check mark (a) whether the registrant has filed all documents and reports required to be filed by Sections 12,13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes _____ No _____

Number of Common Shares Outstanding as of June 30, 1998:  3,805,608

                           ATHEY PRODUCTS CORPORATION

                                    I N D E X


                                                                           Page
                                                                          Number
                                                                          ------

PART I. FINANCIAL INFORMATION

     Item 1. Financial Statements

             Balance Sheets as of June 30, 1998
               (unaudited) and December 31, 1997.                          3 - 4

             Statements of Operations for the six
               months ended June 30, 1998 (unaudited)
               and June 30, 1997 (unaudited).                                  5

             Statements of Operations for the three
               months ended June 30, 1998 (unaudited)
               and June 30, 1997 (unaudited).                                  6

             Statements of Cash Flows for the six
               months ended June 30, 1998 (unaudited)
               and June 30, 1997 (unaudited).                                  7

             Notes to Financial Statements.                                    8

     Item 2. Management's  Discussion  and Analysis of Financial
               Condition and Results of Operations                        9 - 13


PART II. OTHER INFORMATION                                               14 - 15

                           ATHEY PRODUCTS CORPORATION
                                 BALANCE SHEETS
--------------------------------------------------------------------------------



                                                 June 30, 1998  December 31,1997
                                                 -------------  ----------------
                                                  (Unaudited)

ASSETS
  CURRENT ASSETS:
    Cash and cash equivalents                     $  3,048,410    $      6,880
    Accounts receivable (less allowances
      for doubtful accounts of $225,000 and
      $200,000 for 1998 and 1997, respectively)      4,826,664       2,865,872
    Inventories                                     17,716,301      18,108,545
    Prepaid expenses                                    58,505         357,828
    Refundable income taxes                            749,045         749,045
    Deferred income taxes                              804,864         227,072
                                                  ------------    ------------
        Total current assets                        27,203,789      22,315,242
                                                  ------------    ------------


  OTHER ASSETS:
    Marketable securities                                   --       1,681,224
    Other                                               26,586          26,586
                                                  ------------    ------------
        Total other assets                              26,586       1,707,810
                                                  ------------    ------------


  PROPERTY, PLANT AND EQUIPMENT:
    Land and land improvements                          47,785          47,785
    Buildings                                        3,792,307       3,777,922
    Machinery and equipment                          5,746,739       5,606,727
                                                  ------------    ------------
                                                     9,586,831       9,432,434
    Less accumulated depreciation                   (6,027,059)     (5,790,493)
                                                  ------------    ------------
        Total property, plant and equipment, net     3,559,772       3,641,941
                                                  ------------    ------------
                                                  $ 30,790,147    $ 27,664,993
                                                  ============    ============






See notes to financial statements.

                           ATHEY PRODUCTS CORPORATION
                                 BALANCE SHEETS
--------------------------------------------------------------------------------


                                                 June 30, 1998  December 31,1997
                                                 -------------  ----------------
                                                  (Unaudited)


LIABILITIES AND SHAREHOLDERS' EQUITY
  CURRENT LIABILITIES:
    Short-term borrowing                          $  4,023,000    $         --
    Excess of outstanding checks
      over bank balance                                     --         949,800
    Current portion of obligations
      under capital lease                                   --          14,507
    Accounts payable                                   271,540       1,518,743
    Employee compensation and amounts withheld         236,133         217,755
    Other accrued expenses                             266,628         129,917
    Income taxes payable                               425,189              --
    Warranty reserve                                 1,710,190       1,276,000
                                                  ------------    ------------
        Total current liabilities                    6,932,680       4,106,722
                                                  ------------    ------------


  NONCURRENT LIABILITIES:

    Deferred income taxes                              340,297         476,904
                                                  ------------    ------------
        Total noncurrent liabilities                   340,297         476,904
                                                  ------------    ------------


  SHAREHOLDERS' EQUITY:
    Common stock, par value $2 per share:
      Authorized 10,000,000 shares;
      Issued 4,020,459 shares                        8,040,918       8,040,918
    Additional paid-in capital                      16,218,394      16,218,394
    Retained earnings (deficit)                        186,416        (734,798)
    Unrealized gain on marketable
      securities available-for-sale,
      net of related tax effect                             --         485,411
    Less cost of 214,851  common shares
      in treasury                                     (928,558)       (928,558)
                                                  ------------    ------------
        Total shareholders' equity                  23,517,170      23,081,367
                                                  ------------    ------------
                                                  $ 30,790,147    $ 27,664,993
                                                  ============    ============








See notes to financial statements.

                           ATHEY PRODUCTS CORPORATION
                            STATEMENTS OF OPERATIONS
--------------------------------------------------------------------------------

                                             Six Months Ended Six Months Ended
                                               June 30, 1998   June 30, 1997
                                               -------------   -------------
                                                 (Unaudited)     (Unaudited)



NET SALES                                       $ 15,093,061    $ 13,969,758
Cost of goods sold                                12,888,159      10,507,392
                                                ------------    ------------
Gross profit                                       2,204,902       3,462,366

Selling, administrative and
  engineering expenses                             3,379,294       3,671,882
                                                ------------    ------------
Loss from operations                              (1,174,392)       (209,516)

Other income                                       2,109,030          15,116
Other expenses                                       (52,573)        (35,518)
                                                ------------    ------------
Earnings (loss) before income tax
  expense (benefit)                                  882,065        (229,918)

Income tax expense (benefit)                         (39,149)        279,326
                                                ------------    ------------

NET EARNINGS (LOSS)                             $    921,214    $   (509,244)
                                                ============    ============

NET EARNINGS (LOSS) PER SHARE                   $       0.24    $      (0.13)
                                                ============    ============

WEIGHTED AVERAGE SHARES
  OUTSTANDING                                      3,805,608       3,811,221
                                                ============    ============













See notes to financial statements.

                           ATHEY PRODUCTS CORPORATION
                            STATEMENTS OF OPERATIONS
--------------------------------------------------------------------------------

                                       Three Months Ended    Three Months Ended
                                          June 30, 1998        June 30, 1997
                                          -------------        -------------
                                            (Unaudited)          (Unaudited)

NET SALES                                 $  8,044,593         $  6,197,383
Cost of goods sold                           7,369,171            4,071,012
                                          ------------         ------------
Gross profit                                   675,422            2,126,371

Selling, administrative and
  engineering expenses                       1,817,086            2,061,447
                                          ------------         ------------
Earnings (loss) from operations             (1,141,664)              64,924

Other income                                 2,101,897                9,865
Other expenses                                 (51,488)             (24,677)
                                          ------------         ------------
Earnings before income tax
  expense (benefit)                            908,745               50,112

Income tax expense (benefit)                   (30,149)             310,526
                                          ------------         ------------

NET EARNINGS (LOSS)                       $    938,894         $   (260,414)
                                          ============         ============

NET EARNINGS (LOSS) PER SHARE             $       0.24         $      (0.07)
                                          ============         ============

WEIGHTED AVERAGE SHARES
  OUTSTANDING                                3,805,608            3,811,221
                                          ============         ============









See notes to financial statements.

                           ATHEY PRODUCTS CORPORATION
                            STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------


                                               Six Months Ended Six Months Ended
                                                 June 30, 1998   June 30, 1997
                                                 -------------   -------------
                                                   (Unaudited)     (Unaudited)

OPERATING ACTIVITIES:
  Net earnings (loss)                              $    921,214    $   (509,244)
  Adjustments to reconcile net earnings (loss)
    to net cash used in operating activities:
    Depreciation and amortization                       236,566         232,462
    Provision for doubtful acounts                       25,000              --
    Provision for deferred income tax                  (464,337)       (163,452)
    Gain on sale of marketable securities            (2,095,965)             --

  Changes in operating assets and liabilities:
    Accounts receivable                              (1,985,792)      1,019,275
    Insurance settlement receivable                          --         564,380
    Inventories                                         392,244      (3,756,910)
    Prepaid expenses                                    299,323         376,291
    Refundable income taxes                                  --         544,457
    Other assets                                             --           5,423
    Accounts payable                                 (1,247,203)       (589,731)
    Employee compensation and amounts withheld           18,378         (32,831)
    Other accrued expenses                              136,711         (96,261)
    Warranty reserve                                    434,190       1,016,378
    Income taxes payable                                425,189          15,952
                                                   ------------    ------------
      Net cash used in operating activities          (2,904,482)     (1,373,811)
                                                   ------------    ------------

INVESTING ACTIVITIES:
    Purchase of plant equipment                        (154,397)       (237,517)
    Proceeds on sale of marketable securities         3,041,716              --
                                                   ------------    ------------
      Net cash provided by (used in)
        investing activities                          2,887,319        (237,517)
                                                   ------------    ------------

FINANCING ACTIVITIES:
    Proceeds from line of credit                      7,869,000       7,033,000
    Repayment of line of credit                      (3,846,000)     (5,602,000)
    Excess of outstanding checks over bank balance     (949,800)        439,309
    Principal paid on obligations under
      capital lease                                     (14,507)        (21,342)
    Purchase of common stock for treasury                    --        (237,743)
                                                   ------------    ------------
      Net cash provided by financing activities       3,058,693       1,611,224
                                                   ------------    ------------

NET INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS                                3,041,530            (104)

CASH AND CASH EQUIVALENTS,
  BEGINNING OF PERIOD                                     6,880           6,984
                                                   ------------    ------------

CASH  AND CASH EQUIVALENTS
  END OF PERIOD                                    $  3,048,410    $      6,880
                                                   ============    ============

SUPPLEMENTAL CASH FLOW DISCLOSURES:
  Interest paid                                    $     51,245    $     27,263
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

II. The financial information reflects all adjustments, which are, in the opinion of Management, necessary to a fair presentation of the results for the interim period presented.

III. Earnings (loss) per share amounts are computed on the basis of the weighted average number of shares outstanding during the period, which were 3,805,608 and 3,811,221 in 1998 and 1997, respectively. Certain 1997 financial statement amounts have been reclassified to conform with the 1998 presentation with no effect on net income.

ATHEY PRODUCTS CORPORATION

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

Significant Events Affecting Comparability

The comparability of statement of operations data has been affected by the following significant items.

     |_| In June 1997, the Company recognized pretax net periodic pension income under FASB No. 88 of $1,308,200 on the reversion of assets due to the termination of the pension plan. Approximately $565,227 of this amount resulted in a reduction in cost of goods sold and approximately $742,973 of this amount resulted in a reduction in selling, administrative and engineering expenses. However, this favorable impact on selling, administrative and engineering expenses was offset by a $369,044 increase in excise tax expense associated with the termination of the pension plan. The effect was a decrease in 1997 net loss after tax of $619,843 or $ .16 per share.

     |_| In May 1998, the Company sold its marketable securities for $3,041,716. This sale resulted in a pre-tax gain of $2,095,965. The effect was an increase in net earnings after tax of $1,383,337 or $.36 per share.

Six Months Ended June 30, 1998 ("First Half 1998")

     as compared to

Six Months Ended June 30, 1997 ("First Half 1997")

The Company's net sales for the six months ended June 30, 1998 were $15,093,061, an 8.0% or $1,123,303 increase from the $13,969,758 recorded for the same period in 1997.

The sales increase is attributable to slightly higher than average sales prices for certain foreign units shipped, as well as, an increase of approximately $493,000 in replacement parts sales. The number of units shipped during the First Half 1998 was relatively constant with the number of units shipped during the First Half 1997.

Cost of goods sold as a percentage of net sales was 85.4% in the six months ended June 30, 1998 as compared to 75.2% during the same period in 1997. The cost of goods sold was favorably impacted in the First Half 1997 by the $565,227 pre-tax net periodic pension income relating to the termination of the pension plan. Excluding this item, cost of goods sold would have been $11,072,619 or 79.3% in the First Half 1997. Cost of goods sold in 1998 was adversely impacted due to production inefficiencies resulting from delays in receiving manufacturing parts.

The Company's selling, administrative and engineering expenses decreased $292,588 from $3,671,882 or 26.3% of net sales, to $3,379,294 or 22.4% of net sales. Selling, administrative and engineering expenses had been favorably impacted in the First Half 1997 by the $742,973 pre-tax net periodic pension income relating to the termination of the pension plan. However, this favorable impact in 1997 was offset by a $369,044 increase in excise tax expense associated with the termination of the pension plan. Excluding these items, selling, administrative and engineering expenses would have been $4,045,811 or 29.0% of net sales. Selling, administrative and engineering expenses in the First Half 1998 were favorably impacted due to a reduction in warranty expense of $684,484 compared to the First Half 1997. Warranty expenses in the First Half 1997 were higher due to increased reserves relating to the beginning of various field service campaigns.

Other income for the First Half 1998 was $2,109,030 as compared to $15,116 recorded in the First Half 1997. Included in other income for 1998 was a gain of $2,095,965 on the sale of marketable securities.

Other expenses for the First Half 1998 were $52,573 as compared to $35,518 recorded in the First Half 1997. This increase in other expenses for the First Half 1998 is related to increased interest expense associated with larger borrowings under the Company's line of credit.

Income tax expense (benefit) for the First Half 1998 and First Half 1997 varies from the customary relationship of 34% primarily due to changes in the Company's valuation reserve allowance against recorded deferred tax assets.

The net earnings after tax for the six months ended June 30, 1998, was $921,214 or $.24 per share, as compared to a net loss after tax of $509,244 or $.13 per share recorded in 1997.



Three Months Ended June 30, 1998 ("Second Quarter 1998")

     as compared to

Three Months Ended June 30, 1997 ("Second Quarter 1997")

The Company's net sales for the Second Quarter 1998 were $8,044,593, representing a 29.8% or $1,847,210 increase from net sales of $6,197,383 achieved in the Second Quarter 1997. This sales increase is attributable to a 20% increase in number of units shipped, as well as, slightly higher than average sales prices for certain foreign units shipped. In addition, there was an increase of approximately $383,389 in replacement parts sales.

The cost of goods sold, as a percentage of net sales, was 91.6% in the Second Quarter 1998 compared with 65.7% in the Second Quarter 1997. The cost of goods sold was favorably impacted in the Second Quarter 1997 by the $565,227 pre-tax net periodic pension income relating to the termination of the pension plan. Excluding this item, cost of goods sold would have been $4,636,239 or 74.8% in the Second Quarter 1997. During the Second Quarter 1998, the Company charged to cost of goods sold approximately $1,493,000 or 18.6% of net sales to reflect manufacturing inefficiencies resulting from delays in receiving manufacturing parts.

The Company's selling, administrative, and engineering expenses decreased $244,361 from $2,061,447 or 33.3% of net sales, to $1,817,086 or 22.6% of net sales. Selling, administrative and engineering expenses were favorably impacted in the Second Quarter 1997 by the $742,973 pre-tax net periodic pension income relating to the termination of the pension plan. However, this favorable impact in 1997 was partially offset by a $369,044 increase in excise tax expense associated with the termination of the pension plan. Excluding these items, the Second Quarter 1997 would have been $2,435,376 or 39.3% of sales. Selling, administrative, and engineering expenses for the Second Quarter 1998 were favorably impacted due to a reduction in warranty expense of approximately
$709,507 compared to Second Quarter 1997. Warranty expenses in the Second Quarter 1997 were higher due to increased reserves relating to the beginning of various field service campaigns.

Other income for the Second Quarter 1998 was $2,101,897 as compared to $9,865 recorded in the Second Quarter 1997. Included in other income for Second Quarter 1998 was a gain of $2,095,965 on the sale of marketable securities.

Other expenses for the Second Quarter 1998 were $51,488 as compared to $24,677 recorded in the Second Quarter 1997. This increase in other expenses for the Second Quarter 1998 is related to increased interest expense associated with the Company's line of credit.

The income tax expense (benefit) for the Second Quarter 1998 and Second Quarter 1997 varies from the customary relationship of 34% primarily due to changes in the Company's valuation reserve allowance against recorded deferred tax assets.

The net earnings after tax for the three months ended June 30, 1998 was $938,894 or $.24 per share, as compared to a net loss of $260,414 or $.07 per share for the three months ended June 30, 1997.

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

Liquidity and Capital Resources

At June 30, 1998 the Company had working capital of $20,271,109; the ratio of current assets to current liabilities was 3.9 to 1; and the debt to equity ratio was .31 to 1.

This compares to working capital of $18,208,520; a ratio of current assets to current liabilities of 5.4 to 1; and a debt to equity ratio of .20 to 1 at December 31, 1997.

As part of its authorized stock repurchase program the Company used $237,744 for financing activities in 1997 to repurchase its common stock. There was no stock repurchases in 1998.

The Company generally relies upon internally generated funds to satisfy working capital requirements and to fund capital expenditures. Other than utilizing the available line of credit as needed, the Company does not presently plan to borrow long-term funds or sell securities.

The Company had available an unsecured line of credit of $5,000,000 of which $4,023,000 had been utilized at June 30, 1998. The Company believes that existing working capital, cash flow from future operations and the available bank line of credit provide adequate resources to finance the cash requirements of future capital expenditures.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.  None.

Item 2.  Changes in Securities.  None.

Item 3.  Defaults upon Senior Securities.  None.

Item 4.  Submission of Matters to a Vote of Security Holders.  None.

Item 5.  Other Information.  None.

Item 6.  Exhibits and Reports on Form 8-K.
         The Company has not filed any reports on Form 8-K during this quarter for which this report is filed.

         (a)  No exhibits have been filed as part of this Report.

         (b) No reports on Form 8-K have been filed during the Quarter for which this report is filed.

                                   SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                      ATHEY PRODUCTS CORPORATION



Date:  August 14, 1998                /s/ Wes O. Brant
--------------------------            ------------------------------------------
                                           Wes O. Brant
                                           Vice-President and
                                           Chief Operating Officer


Date:  August 14, 1998                /s/ Eugene R. Gardner
--------------------------            ------------------------------------------
                                          Eugene R. Gardner
                                          Controller