Form 10-Q
period 1998-09-30
ATHEY PRODUCTS CORP
filed 1998-11-16
CIK 8109

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C. 20549
                                ------------------

                                    FORM 10-Q
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended September 30, 1998

                                        OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from ___________________ to _____________________

                          Commission file number 1-2723

                           ATHEY PRODUCTS CORPORATION
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

          Delaware                                      36-0753480
--------------------------------------------------------------------------------
(State or Other Jurisdiction of           (I.R.S. Employer Identification No.)
Incorporation or Organization)


           1839 South Main Street, Wake Forest, NC         27587-9289
--------------------------------------------------------------------------------
          (Address of Principal Executive Offices)          (Zip Code)

       (Registrant's telephone number, including area code) 919-556-5171

--------------------------------------------------------------------------------
              (Former Name, Former Address and Former Fiscal Year,
                         If Changed Since Last Report)

     Indicate by check mark (a) a whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such that the registrant was required to file such reports), and (2) has shorter period been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

     Indicate by check mark (a) whether the registrant has filed all documents and reports required to be filed by Sections 12,13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ]

Number of $2.00 par value Common Shares Outstanding as of September 30, 1998:
3,805,608

                           ATHEY PRODUCTS CORPORATION

                                    I N D E X


                                                                           Page
                                                                          Number
                                                                          ------

PART I.     FINANCIAL INFORMATION

      Item 1. Financial Statements

              Balance Sheets as of September 30, 1998 (unaudited) and
                December 31, 1997.                                         3 - 4

              Statements of Operations for the nine
                months ended September 30, 1998 (unaudited)
                and September 30, 1997 (unaudited).                            5

              Statements of Operations for the three months ended
                September 30, 1998 (unaudited) and September 30, 1997
                (unaudited).                                                   6

              Statements of Cash Flows for the nine months ended
                September 30, 1998 (unaudited) and
                September 30, 1997 (unaudited).                                7

              Notes to Financial Statements.                                   8

      Item 2. Management's Discussion and Analysis of Financial
                Condition and Results of Operations                       9 - 14

PART II. OTHER INFORMATION                                               15 - 16

ITEM 1.  FINANCIAL STATEMENTS

                           ATHEY PRODUCTS CORPORATION
                                 BALANCE SHEETS
--------------------------------------------------------------------------------

                                                                   September 30, 1998      December 31,1997
                                                                ---------------------    --------------------
                                                                      (Unaudited)
ASSETS
     CURRENT ASSETS:
            Cash and cash equivalents                                    $ 3,847,872                 $ 6,880
            Accounts receivable (less allowances for
                doubtful accounts of $225,000 and $200,000 for 1998
                and 1997, respectively)                                    2,724,272               2,865,872
            Inventories                                                   16,154,410              18,108,545
            Prepaid expenses                                                 143,832                 357,828
            Refundable income taxes                                                -                 749,045
            Deferred income taxes                                                  -                 227,072
                                                                ---------------------------------------------
                    Total current assets                                  22,870,386              22,315,242
                                                                ---------------------------------------------
     OTHER ASSETS:
             Marketable securities                                                 -               1,681,224
             Other                                                            26,586                  26,586
                                                                ---------------------------------------------
                    Total other assets                                        26,586               1,707,810
                                                                ---------------------------------------------
      PROPERTY, PLANT AND EQUIPMENT:
             Land and land improvements                                       47,785                  47,785
             Buildings                                                     3,796,170               3,777,922
             Machinery and equipment                                       5,941,140               5,606,727
                                                                ---------------------------------------------
                                                                           9,785,095               9,432,434
             Less accumulated depreciation                                (6,127,990)             (5,790,493)
                                                                ---------------------------------------------
                    Total property, plant and equipment net                3,657,105               3,641,941
                                                                ---------------------------------------------
                                                                        $ 26,554,077            $ 27,664,993
                                                                =============================================

See notes to financial statements.
                                        3

                           ATHEY PRODUCTS CORPORATION
                                 BALANCE SHEETS
--------------------------------------------------------------------------------

                                                                September 30, 1998         December 31, 1997
                                                              ---------------------      ---------------------
                                                                     (Unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
         CURRENT LIABILITIES:
                 Short-term borrowing                                  $ 4,236,000               $          -
                 Excess of outstanding checks over bank balance            252,512                    949,800
                 Current portion of obligations under capital lease              -                     14,507
                 Accounts payable                                        1,067,649                  1,518,743
                 Employee compensation and amounts withheld                337,585                    217,755
                 Other accrued expenses                                     36,241                    129,917
                 Warranty reserve                                        1,823,242                  1,276,000
                                                              ---------------------      ---------------------
                    Total current liabilities                            7,753,229                  4,106,722
                                                              ---------------------      ---------------------
          NONCURRENT LIABILITIES:
                 Deferred income taxes                                           -                    476,904
                                                              ---------------------      ---------------------
                    Total noncurrent liabilities                                 -                    476,904
                                                              ---------------------      ---------------------
          SHAREHOLDERS' EQUITY:
                 Common stock, par value $2 per share:
                      Authorized 10,000,000 shares;
                      Issued 4,020,459 shares                            8,040,918                  8,040,918
                 Additional paid-in capital                             16,218,394                 16,218,394
                 Retained earnings (deficit)                            (4,529,906)                  (734,798)
                 Unrealized gain on marketable securities
                     available-for-sale, net of related tax effect               -                    485,411
                 Less cost of 214,851  common shares
                     in treasury                                          (928,558)                  (928,558)
                                                              ---------------------      ---------------------
                    Total shareholders' equity                          18,800,848                 23,081,367
                                                              ---------------------      ---------------------
                                                                      $ 26,554,077               $ 27,664,993
                                                              =====================      =====================

See notes to financial statements.
                                                            4

                           ATHEY PRODUCTS CORPORATION
                            STATEMENTS OF OPERATIONS
--------------------------------------------------------------------------------

                                                       Nine Months Ended             Nine Months Ended
                                                       September 30, 1998           September 30, 1997
                                                   ----------------------         ---------------------
                                                          (Unaudited)                    (Unaudited)

NET SALES                                                 $   21,156,151                $   22,661,881
Cost of goods sold                                            21,666,561                    17,473,509
                                                   ----------------------         ---------------------
Gross profit (loss)                                             (510,410)                    5,188,372
Selling, administrative and engineering expenses               5,338,885                     5,177,010
                                                   ----------------------         ---------------------
Earnings (loss) from operations                               (5,849,295)                       11,362
Other income                                                   2,191,835                        24,379
Other expenses                                                  (137,420)                      (92,482)
                                                   ----------------------         ---------------------
Loss before income tax expense                                (3,794,880)                      (56,741)
Income tax expense                                                   228                       249,958
                                                   ----------------------         ---------------------
NET LOSS                                                  $   (3,795,108)               $     (306,699)
                                                   ======================         =====================
NET LOSS PER SHARE                                        $        (1.00)               $        (0.08)
                                                   ======================         =====================
WEIGHTED AVERAGE SHARES
             OUTSTANDING                                       3,805,608                     3,809,535
                                                   ======================         =====================

See notes to financial statements.

                           ATHEY PRODUCTS CORPORATION
                            STATEMENTS OF OPERATIONS
--------------------------------------------------------------------------------

                                                           Three Months Ended            Three Months Ended
                                                           September 30, 1998             September 30, 1997
                                                       ------------------------       -----------------------
                                                               (Unaudited)                    (Unaudited)

NET SALES                                                   $    6,063,090               $     8,692,123
Cost of goods sold                                               8,778,402                     6,966,117
                                                                ----------                    ---------
Gross profit (loss)                                             (2,715,312)                    1,726,006
Selling, administrative and engineering expenses                 1,959,591                     1,505,128
                                                                ----------                    ---------
Earnings (loss) from operations                                 (4,674,903)                      220,878
Other income                                                        82,805                         9,262
Other expenses                                                     (84,847)                      (56,963)
                                                                   --------                      --------
Earnings (loss) before income tax expense (benefit)             (4,676,945)                      173,177
Income tax expense (benefit)                                        39,377                       (29,368)
                                                                   -------                       --------
NET EARNINGS (LOSS)                                         $   (4,716,322)              $       202,545
                                                       ====================       =======================
NET EARNINGS (LOSS) PER SHARE                               $        (1.24)              $          0.05
                                                       ====================       =======================
WEIGHTED AVERAGE SHARES
             OUTSTANDING                                         3,805,608                     3,805,608
                                                       ====================       =======================

See notes to financial statements.
                                        6

                           ATHEY PRODUCTS CORPORATION
                            STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------

                                                                      Nine Months Ended              Nine Months Ended
                                                                      September 30,1998                September 30,1997
                                                                  ----------------------          ------------------------
                                                                          (Unaudited)                     (Unaudited)

OPERATING ACTIVITIES:
        Net earnings (loss)                                          $   (3,795,108)                    $    (306,699)
        Adjustments to reconcile net earnings
                (loss) to net cash used in operating activities:
              Depreciation and amortization                                 337,497                           349,006
              Provision for doubtful acounts                                 25,000                                 -
              Provision for deferred income tax                                 230                           (86,172)
              Gain on sale of marketable securities                      (2,095,965)                                -

        Changes in operating assets and liabilities:
              Accounts receivable                                           116,600                          (247,549)
              Insurance settlement receivable                                     -                           564,380
              Inventories                                                 1,954,135                        (1,895,785)
              Prepaid expenses                                              213,996                           440,895
              Refundable income taxes                                       749,045                           453,762
              Other assets                                                        -                             5,423
              Accounts payable                                             (451,094)                       (2,149,363)
              Employee compensation and amounts withheld                    119,830                           (88,874)
              Other accrued expenses                                        (93,676)                         (205,170)
              Warranty reserve                                              547,242                           605,120
                                                                  ------------------          ------------------------
                   Net cash used in operating activities                 (2,372,268)                       (2,561,026)
                                                                  ------------------          ------------------------
INVESTING ACTIVITIES:
        Purchase of plant equipment                                        (352,661)                         (370,348)
        Proceeds from sale of marketable securities                       3,041,716                                 -
                                                                  ------------------          ------------------------
                   Net cash provided by (used in) investing
                    activities                                            2,689,055                          (370,348)
                                                                  ------------------          ------------------------
FINANCING ACTIVITIES:
        Proceeds from line of credit                                     12,472,000                        12,551,000
        Repayment of line of credit                                      (8,236,000)                       (9,819,000)
        Excess of outstanding checks over bank balance                     (697,288)                          469,112
        Principal paid on obligations under capital lease                   (14,507)                          (32,099)
        Purchase of common stock for treasury                                     -                          (237,743)
                                                                  ------------------          ------------------------
                   Net cash provided by financing activities              3,524,205                         2,931,270
                                                                  ------------------          ------------------------
NET INCREASE (DECREASE) IN CASH
         AND CASH EQUIVALENTS                                             3,840,992                              (104)

CASH AND CASH EQUIVALENTS,
         BEGINNING OF PERIOD                                                  6,880                             6,984
                                                                  ------------------          ------------------------
CASH  AND CASH EQUIVALENTS
         END OF PERIOD                                               $    3,847,872                     $       6,880
                                                                  ==================          ========================
SUPPLEMENTAL CASH FLOW DISCLOSURES:
        Interest paid                                                $      115,658                     $      78,680
                                                                  ==================          ========================

See notes to financial statements.

                            ATHEY PRODUCTS CORPORATION

                          NOTES TO FINANCIAL STATEMENTS


I. The condensed financial statements included herein have been prepared by Athey Products Corporation (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations; however, the Company believes that the disclosures are adequate to make the information presented not misleading. The Management Discussion and Analysis of Financial Condition and Results of Operations which follows contains additional information concerning the results of operations and the financial position of the Company. These notes should be read in conjunction with that discussion. In addition, it is suggested that these financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's latest annual report on Form 10-K for the year ended December 31, 1997.

II. The financial information reflects all adjustments, which are, in the opinion of Management, necessary to a fair presentation of the results for the interim period presented.

III. Earnings (loss) per share amounts are computed on the basis of the weighted average number of shares outstanding during the nine months period, which were 3,805,608 and 3,809,535 in 1998 and 1997, respectively. Certain 1997 financial statement amounts have been reclassified to conform with the 1998 presentation with no effect on net income.

Item 2. Management's Discussion and Analysis of Financial condition and Results of Operations.

RESULTS OF OPERATIONS

Significant Events Affecting Comparability

The comparability of statement of operations data has been affected by the following significant items.

      o In June 1997, the Company recognized pretax net periodic pension income under FASB No. 88 of $1,308,200 on the reversion of assets due to the termination of the pension plan. Approximately $565,227 of this amount resulted in a reduction in cost of goods sold and approximately $742,973 of this amount resulted in a reduction in selling, administrative and engineering expenses. However, this favorable impact on selling, administrative and engineering expenses was partially offset by a $369,044 increase in excise tax expense associated with the termination of the pension plan. The effect was a decrease in net loss after tax of $619,843 or $ .16 per share, for the first nine months of 1997.

      o In May 1998, the Company sold its marketable securities for $3,041,716. This sale resulted in a pre-tax gain of $2,095,965. The effect was an increase in net earnings after tax of $1,383,337 or $.36 per share, for the first nine months of 1998.

Nine Months Ended September 30, 1998

      as compared to

Nine Months Ended September 30, 1997

The Company's net sales for the nine months ended September 30, 1998 were $21,156,151, a 6.6% or $1,505,730 decrease from the $22,661,881 recorded for the same period in 1997. The sales decline reflects a 12.8% decrease in the number of sweepers shipped during the period as compared to the same period for 1997. This volume decline in sweeper shipments was partially offset by an 8.8% increase in replacement parts sales. The decline in sweeper shipments was primarily attributable to production inefficiencies resulting from delays in receiving manufactured parts.

Cost of goods sold as a percentage of net sales was 102.4% for the nine months ended September 30, 1998 as compared to 77.1% during the same period for 1997. Cost of goods sold in the third quarter of 1998 was significantly impacted by approximately $2,347,000 in various inventory-related adjustments. Such adjustments consisted of the following: (i) approximately $759,000 charged as a result of the Company's annual physical inventory taken at the end of September;
(ii) approximately $755,000 relating to production inefficiencies noted above;
(iii) approximately $421,000 relating to an increase in the reserve for obsolete inventories based on the Company's ongoing review of future production requirements; and (iv) approximately $412,000 relating to the annual adjustment to net realizable value of the Company's used finished goods and demonstration fleet comprised of approximately 30 units. In 1997 these physical inventory adjustments, which amounted to $1,525,000, were recorded in the Fourth Quarter 1997. The cost of goods sold in the 1997 period was favorably impacted by the $565,227 pre-tax net periodic pension income relating to the termination of the pension plan. Excluding this item, cost of goods sold in 1997 would have been $18,038,736 or 79.6%.

The Company has already implemented several major upgrades to its information systems, particularly with regard to its inventory controls, and is currently in the process of implementing a Materials Requirements Planning ("MRP") system which will improve the Company's ability to monitor inventory movement and reduce production order lead times. The full implementation of this MRP system will be completed in the second quarter of 1999.

The Company's selling, administrative and engineering expenses increased $161,875 for the first nine months in the current year as compared with the prior year period, from $5,177,010 or 22.8% of net sales, to $5,338,885 or 25.2% of net sales. Selling, administrative and engineering expenses in the 1997 period had been favorably impacted by the $742,973 pre-tax net periodic pension income relating to the termination of the pension plan. However, this favorable impact in 1997 was partially offset by a $369,044 increase in excise tax expense associated with the termination of the pension plan. Excluding these items, selling, administrative and engineering expenses would have been $5,550,939 or 24.5% of net sales for the 1997 period. Excluding the impact of the plan termination and related excise tax, the decline in selling, administrative, and engineering expenses was primarily attributable to lower warranty expenses in 1998 as a result of increases in warranty reserves during 1997.

Other income for the 1998 period was $2,191,835 as compared to $24,379 recorded in the same period for 1997. Included in other income for 1998 was a gain of $2,095,965 on the sale of marketable securities. The remaining increase is primarily due to additional interest income earned on the proceeds from the sale of the marketable securities.

Other expenses for the first nine months of 1998 were $137,420 as compared to $92,482 recorded for the first nine months of 1997. This increase in other expenses for the first nine months of 1998 is related to increased interest expense associated with larger borrowings under the Company's line of credit.

Income tax expense (benefit) for the comparable periods of 1998 and 1997 varies from the customary relationship of 34% primarily due to changes in the Company's valuation reserve allowance against recorded deferred tax assets.

The net loss after tax for the nine months ended September 30, 1998, was $3,795,108 or $1.00 per share, as compared to a net loss after tax of $306,699 or $.08 per share recorded in 1997, principally as a result of the factors noted above.

Three Months Ended September 30, 1998 ("Third Quarter 1998")

      as compared to

Three Months Ended September 30, 1997 ("Third Quarter 1997")

The Company's net sales for the Third Quarter 1998 were $6,063,090, representing a $2,629,033 or 30.3% decrease from net sales of $8,692,123 in the Third Quarter 1997. This sales decrease is attributable to a 36.8% decline in number of units shipped as well as a 6.6% decline in replacement parts sales. The Third Quarter 1998 decline in sweeper shipments was attributable to the continued production inefficiencies resulting from delays in receiving manufactured parts noted above. While replacement parts sales have increased slightly for the nine-month period, such sales declined in the Third Quarter 1998 compared to the Third Quarter 1997 due to the timing of customer orders.

Cost of goods sold as a percentage of net sales was 144.8% in the Third Quarter 1998 as compared to 80.1% in the Second Quarter 1997. In addition to the Third Quarter 1998 inventory adjustments discussed above, cost of goods sold in the Third Quarter 1998 was negatively impacted compared to the Third Quarter 1997 due to a decrease in the number of units shipped.

The Company's selling, administrative, and engineering expenses increased in the Third Quarter 1998 by $454,463 from $1,505,128 or 17.3% of net sales for the Third Quarter 1997, to $1,959,591 or 32.3% of net sales. This increase is attributable to higher warranty expenses in the Third Quarter 1998 compared to the Third Quarter 1997.

Other income for the Third Quarter 1998 was $82,805 as compared to $9,262 recorded in the Third Quarter 1997. This increase is attributable to higher interest income earned on the proceeds from the sale of the marketable securities.

Other expenses for the Third Quarter 1998 were $84,847 as compared to $56,963 recorded in the Third Quarter 1997. This increase in other expenses for the Third Quarter 1998 is related to increased interest expense associated with the borrowings under the Company's line of credit.

The income tax benefit for the Third Quarter 1998 and Third Quarter 1997 varies from the customary relationship of 34% primarily due to changes in the Company's valuation reserve allowance against recorded deferred tax assets.

The net loss after tax for the three months ended September 30, 1998 was $4,716,322 or $1.24 per share, as compared to a net gain of $202,545 or $.05 per share for the three months ended September 30, 1997, due to the factors noted above.

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



LIQUIDITY AND CAPITAL RESOURCES

At September 30, 1998 the Company had working capital of $15,117,157; the ratio of current assets to current liabilities was 2.9 to 1; and the debt to equity ratio was .41 to 1. A $3,840,992 increase in the Company's cash position was due to the sale of marketable securities, the receipt of 1997 tax refunds and $4,236,000 of borrowings under the Company's line of credit.

This compares to working capital of $18,208,520; a ratio of current assets to current liabilities of 5.4 to 1; and a debt to equity ratio of .20 to 1 at December 31, 1997.

As part of its authorized stock repurchase program, the Company used $237,743 for financing activities in 1997 to repurchase its common stock. There were no stock repurchases in 1998.

The Company generally relies upon internally generated funds to satisfy working capital requirements and to fund capital expenditures. The Company had available an unsecured line of credit of $5,000,000 of which $4,236,000 had been utilized at September 30, 1998. The Company is currently in discussions with its lenders regarding potential alternative financing arrangements to provide additional support to the Company's cash flow needs for operations and capital expenditures. No assurances can be given, however as to whether such alternative arrangements will be available on commercially acceptable terms.

Year 2000 Compliance

The Company completed an assessment of its Year 2000 issues in the first quarter of 1998 and determined that most of the Company's internal computer systems were not Year 2000 ready. The Company determined that maintenance of older systems had become expensive enough to justify replacement.

Much of the Company's computer equipment had originally been leased through July 1998. New equipment leases with IBM, Sprint, and Dell were entered into in July-August of 1998 and new equipment installed. The new equipment is represented by the manufacturers to be Year 2000 compliant, and improve the functionality and performance of the Company's computer network.

In the second quarter of 1998, a new network infrastructure consisting of a fiber optic backbone, cabling, hubs, switches and routers, was installed at the Company's corporate office. The cost of the infrastructure upgrade was approximately $16,000, excluding leased equipment. The new components of the network infrastructure are Year 2000 ready.

The Company completed an upgrade to Year 2000 ready systems in August 1998. System software, including the Company's core business systems for financial, sales, manufacturing, purchasing, and engineering, are Year 2000 ready. The Company upgraded its computer-aided drafting software (AutoCAD) to the latest version, which is Year 2000 ready. All standard office software is Year 2000 ready. Network and client operating systems are Year 2000 ready. The Company has obtained documentation from software manufacturers for all such software in use by the Company to verify such compliance.

The Industrial Engineering Department has reviewed the manufacturing and tooling equipment in use by the Company for Year 2000 compliance. Management believes that all systems requiring an upgrade or patch have been addressed and that there are no outstanding issues for such equipment. The Engineering Department has reviewed all parts and components of the Company's manufactured trucks and concluded that, in its view, that no Year 2000 issues exist that will effect the Company.

The Company has reviewed all information technology equipment and related systems. As of the release of this document, Management believes that only one system remains that is not Year 2000 ready, the telephone system's Call Accounting system. The Company has a contract with the service provider, Sprint. Sprint advised that a patch or upgrade will be available by the first quarter of 1999 for this system, and that there is no additional cost for this upgrade since the Company maintains a service contract on this system.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.  None.

Item 2.  Changes in Securities.  None.

Item 3.  Defaults upon Senior Securities.  None.

Item 4.  Submission of Matters to a Vote of Security Holders.
         The substitute annual meeting of shareholders for the Company was held on July 30, 1998, at which meeting the following matters were voted on by the shareholders:

         (i) Set the number of directors at six ( 3,255,840 for, 0 against, and 26,900 abstaining) and Election of Directors

                    Name             Votes For   Votes Abstaining
                    ----             ---------   ----------------
             John F. McCullough      3,255,920        26,820
             Martin W. McCullough    3,255,840        26,900
             Richard A. Rosenthal    3,263,564        19,176
             John P. Kelly           3,263,148        19,592
             Wes O. Brant            3,263,238        19,502
             Thomas N. Nelson        3,263,238        19,502


      (ii)  Ratification of the Appointment of Auditors
             Votes For           Votes Against           Votes Abstaining
             ---------           -------------         and Broker Non-Votes
                                                       --------------------
             3,276,323               3,288                    3,129

Item 5.  Other Information.  None.

Item 6.  Exhibits and Reports on Form 8-K.

         (a) No exhibits have been filed as part of this Report.

         (b) No reports on Form 8-K have been filed during the Third Quarter
             1998.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


ATHEY PRODUCTS CORPORATION


                                 ATHEY PRODUCTS CORPORATION



Date:  November 16, 1998         /s/ Wes O. Brant
------------------------         -------------------------------
                                     Wes O. Brant
                                     Vice-President and Chief Operating Officer


Date:  November 16, 1998         /s/ Eugene R. Gardner
------------------------         -------------------------------
                                     Eugene R. Gardner
                                     Controller