Form 10-K
period 1998-12-31
ATHEY PRODUCTS CORP
filed 1999-03-31
CIK 8109

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

                For the fiscal year ended December 31, 1998

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

Registrant's telephone number including area code:919-556-5171

           Securities registered pursuant to Section 12(b) of the Act:
                                      NONE
                                (Title of Class)
           Securities registered pursuant to Section 12(g) of the Act:
                      COMMON STOCK, $2 PAR VALUE PER SHARE
                                (Title of Class)

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes X. No   .

        Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ].

        On March 19, 1999, there were 3,805,608 shares of common stock outstanding.

        On March 19, 1999, the aggregate market value of voting stock held by nonaffiliates (based upon the average bid and ask price of such stock) was approximately $5,472,585.

        Documents Incorporated by Reference - Portions of the Proxy Statement for the 1999 Annual Meeting of Shareholders are incorporated by reference into
Part III.

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

                                     PART I
ITEM 1.           BUSINESS.

General Development of Business. Athey Products Corporation ("Registrant" or the "Company") was incorporated in the State of Illinois on September 29, 1922. In May, 1988, the Registrant's corporate domicile was changed from Illinois by reincorporating the Registrant in Delaware. The Registrant is a manufacturer of heavy duty equipment and parts. Its principal products include street sweepers and force-feed loaders. The Registrant also manufactures other equipment and replacement parts for its products. The principal users of the Registrant's products are contractors, municipalities, other governmental bodies or agencies and others who have need of heavy duty, large capacity equipment.

The following is a brief description of the principal products manufactured by the Registrant.

Mobil Street Sweepers. The Mobil Street Sweepers are of the four-wheel mechanical bottom dump and high-lift type and of the three-wheel mechanical high-lift type, which offers flexibility in the street cleaning operation. The four-wheel type is diesel powered with an automatic transmission. The three-wheel type is diesel powered with hydrostatic drive. All units have variable speed, hydraulically driven brooms and elevators for cleaner pickup of hard-to-sweep material.

Other Products
        (a)Force-Feed Loaders. Force-Feed Loaders combine the continuous flow capabilities of a belt conveyor with wheel loader mobility, and are produced with either gasoline or diesel engines. They are used to pick up or load dirt, snow, windrow or any flowable material from the roadside, and drop it into a trailing truck.

           Force-Feed Loaders can also be used for loading sand, coal, salt, top soil and gravel from stockpiles; assisting in cleanup jobs or paving projects; picking up windrows on road shoulders and ditch trimming; or clearing snow-choked roads. Optional attachments include a swivel discharge conveyor and right angle side discharge to either side.

        (b)High Speed Runway Sweeper. The Mobil high speed vacuum airport sweeper, AV445, utilizes an exclusive blow-suction system to provide a versatile cleaner for airports. Its one of a kind design provides six sweepers in a single machine: FOD removal, glycol recovery, curb line sweeping, jet blasting large areas, magnetic sweeping and catch basin cleaning. Mounted on a variety of commercial chassis the wide choice of options makes the AV445 one of the most versatile sweeper in the industry.

        (c)Regenerative Air Sweeper. The Company's RA730B regenerative air sweeper offers additional features beyond those previously available to the industry. Using a powerful vacuum system, its sweeping function is accomplished by a closed loop air system.

           Features such as quiet single engine designs, variable high dump, large hopper capacity and stainless steel designs on selected high wear components, provide an alternative to mechanical sweeper needs.

        (d)Replacement Parts. The Registrant also manufactures and distributes replacement parts for its product lines.

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

Set forth below, for each of the Registrant's last three years, is the percentage of total sales contributed by each class of similar products, which contributed 10% or more of total sales during any of the last three years.

                                YEAR ENDED DECEMBER 31,
                                -----------------------
CLASS OF PRODUCT                1998   1997   1996
----------------                ----   ----   ----
Mobil Street Sweepers            90%    88%    93%

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

Customers. In 1998, the Company's largest customer was Nixon-Egli, a dealer selling to a local government entity. This customer accounted for approximately 17% of the Company's net sales. No other customer accounted for more than 10% of the Company's net sales.

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

Backlog. The dollar amount of the backlog of orders believed to be firm as of December 31, 1998 and December 31, 1997 was approximately $12,714,507 and $5,682,474, respectively. Mobil street sweepers accounted for 97% and 87%, respectively, of the backlogs as of such dates. The Registrant expects to complete all orders related to the December 31, 1998 backlog during the current fiscal year.

Government Contracts. The Registrant has no material contracts with the federal government.

Competition. The Registrant competes in the street sweeper, airport sweeper and force-feed loader markets with a number of other companies, which are larger and have greater financial resources than the Registrant.

To the knowledge of the Registrant, it is one of the largest manufacturers of four-wheel street sweepers; however, there is substantial competition from other manufacturers in the functional sweeper market, which includes three-wheel and vacuum type sweepers.

To the knowledge of the Registrant, it is one of the major manufacturers of airport runway sweepers; however, there is substantial competition from the other manufacturers in the regenerative air sweeper market.

To the knowledge of the Registrant, it is one of the primary manufacturers of force-feed loaders. However, front-end loaders, which are manufactured by many other companies, provide substantial functional competition. The Registrant is not a significant manufacturer of graders.

Research and Development. The Registrant spent approximately $98,000 in 1998, $78,000 in 1997, and $110,000 in 1996, to improve existing products and to consider new product lines.

Environment. Compliance with federal, state and local provisions which have been enacted or adopted regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, have had no material effects upon the capital expenditures, results of operations, and competitive position of the Registrant. Due to the nature of its business, the Registrant does not anticipate any material capital expenditures for environmental compliance during the next fiscal year.

Employees. As of December 31, 1998, the Registrant employed 288 persons, of which 194 employees are subject to a collective bargaining agreement. The Registrant considers its relationship with its employees to be excellent.

Export Sales. Sales to customers in foreign countries approximated $3,710,500 in 1998, $1,356,000 in 1997 and $1,355,200 in 1996. During 1998, such customers were located in North America, the Middle East and the Pacific Rim.

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

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of shareholders, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year ended December 31, 1998.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

No cash dividends have been paid to stockholders during the last five years.

                           1998                    1997               1996
                           ----                    ----               ----
QUARTER ENDED         HIGH       LOW          HIGH     LOW       HIGH       LOW
                     ----        ---          ----     ---       ----       ---
March 31             4 3/8      4            4 1/2    4          4 3/4     3 3/4
June 30              5 1/2      3 13/16      4 3/8    4          4 5/8     3 3/4
September 30         5 1/4      3 3/4        4 1/2    4 1/8      4 1/4     3 1/2
December 31          3 15/16    2 1/2        4 1/2    4 1/8      4 3/4     3 7/8

The Company's common shares are traded in the over-the-counter market on the NASDAQ National Market under the symbol "ATPC". The above quotations were received from the NASDAQ National Market. The number of stockholders of the Company's common stock (the "Common Stock") as of March 19, 1999 was 413.

On March 19, 1999, the last price of the Company's Common Stock on the NASDAQ National Market was $2.50 per share.

ITEM 6.           SELECTED FINANCIAL DATA.

                                                            YEARS ENDED DECEMBER 31,
                                   -----------------------------------------------------------------------------
OPERATING DATA                           1998           1997            1996            1995            1994
--------------                           ----           ----            ----            ----            -----
Net Sales                           $ 28,042,117    $ 29,410,863    $ 30,046,068    $30,424,588      $39,894,940
Net Earnings (Loss)                   (9,806,960)     (1,969,312)         45,155          2,743        1,388,194
Net Earnings (Loss) Per Share              (2.58)          (0.52)           0.01             --             0.35
BALANCE SHEET DATA
------------------
Total Assets                         $23,335,661    $ 27,664,993    $ 29,927,231    $ 29,325,917     $ 30,422,767
Long-Term Obligations                         --              --          14,507          57,419           99,431


ITEM 7.         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                     RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS
SIGNIFICANT EVENTS AFFECTING 1998 TO 1997 COMPARABILITY

The comparability of statement of operations data has been affected by the following significant items that occurred in 1998 and 1997.

o In June, 1997, the Company recognized pretax net periodic pension income under FASB #88 of $1,308,200 on the reversion of assets due to the termination of the pension plan. Approximately $565,227 of this amount resulted in a reduction in cost of goods sold and approximately $742,973 of the amount resulted in a reduction in selling, administrative and engineering expenses. However, this favorable impact on selling, administrative and engineering expenses was partially offset by a $369,044 increase in excise tax expense associated with the termination of the pension plan. The effect was a decrease in net loss after tax of $619,843 or $.16 per share.

1998 COMPARED WITH 1997

The Company's net sales were $28,042,117, a 4.7% or $1,368,746 decrease from the $29,410,863 recorded in 1997. The sales decline reflects a 14.1% decrease in the number of sweepers shipped in 1998 as compared to 1997. This volume decline in sweeper shipments was partially offset by higher than average sales prices for certain foreign units shipped and by a 7.0% increase in replacement parts sales. The decline in the number of sweeper shipments in 1998 from 1997 was primarily attributable to production inefficiencies resulting from delays in receiving manufactured parts, supplier changes, engineering changes related to new product development and engine and electrical system redesign, and production schedule adjustments for smaller lot sizes.

Cost of goods sold as a percentage of net sales was 112.3% for 1998 as compared to 85.5% for 1997. Cost of goods sold in 1998 was significantly impacted by the production inefficiencies noted above and various inventory-related adjustments as the Company's new management team continued its review of current inventory levels in relation to future production requirements. Such inventory related adjustments consisted of the following: (i) approximately $759,000 charged in the third quarter of 1998 as a result of the Company's annual physical inventory taken at the end of September; (ii) approximately $2,111,000 relating to the production inefficiencies experienced throughout 1998 noted above; (iii) approximately $850,000 relating to the loss on obsolete inventory, primarily in the discontinued Composter product line, disposed of in the fourth quarter of 1998 at scrap value; (iv) approximately $210,000 relating to a net increase in the reserve for obsolete inventories based on the Company's ongoing review of future production requirements; and (v) approximately $830,000 relating to reductions to net realizable value of the Company's used finished goods and demonstration fleet, as the Company has implemented a more aggressive plan to reduce the size of this fleet, which was comprised of approximately 34 units as of December 31, 1998. The cost of goods sold in 1997 was favorably impacted by the $565,227 pre-tax net periodic pension income relating to the termination of the pension plan. Excluding this item, cost of goods sold in 1997 would have been $25,713,394 or 87.4%.

The Company has already implemented several major upgrades to its information systems, particularly with regard to its inventory controls, and is currently in the process of implementing a Materials Requirements Planning ("MRP") system which is expected to improve the Company's ability to monitor inventory movement and reduce production order lead times. The full implementation of this MRP system is expected to be completed in 1999.

The Company's selling, administrative and engineering expenses increased by $1,894,197 to $8,323,230 (29.7% of net sales) in 1998 from $6,429,033 (21.8% of net sales) in 1997. Selling, administrative and engineering expenses in 1997 had been favorably impacted by the $742,973 pre-tax net periodic pension income relating to the termination of the pension plan. However, this favorable impact in 1997 was partially offset by a $369,044 increase in excise tax expense associated with the termination of the pension plan. Excluding these items, selling, administrative and engineering expenses would have been $6,802,962 or 23.1% of net sales for 1997. Excluding the 1997 impact of the plan termination and related excise tax, the 1998 increase in selling, administrative, and engineering expenses of $1,520,268 was primarily attributable to an increase in sales and engineering salaries of approximately $200,000, as well as an increase in warranty costs of approximately $386,000 as the Company provided additional reserves for both its regular warranty and Campaign warranty programs based upon its claims experience. In addition, bad debt expense increased in 1998 by approximately $225,000 as the Company increased its allowance for doubtful accounts after a decrease in this allowance during 1997. The Company also experienced increased sales and marketing costs, which included a $185,000 charge related to a performance bond in connection with the shipment of units to a foreign country. The Company also experienced other increases in its selling, administrative and engineering expenses related to insurance and legal costs which were approximately $225,000.

Other income for 1998 was $2,312,853 as compared to $38,109 for 1997. Included in other income for 1998 was a gain of $2,095,965 on the sale of marketable securities. The remaining increase in 1998 is primarily due to additional interest income earned on the proceeds from the sale of the marketable securities in the second quarter of 1998.

Other expenses for 1998 was $348,492 as compared to $114,907 for 1997. This increase in other expenses for 1998 is due to (i) approximately $97,000 of increased interest expense associated with larger borrowings under the Company's line of credit and (ii) approximately $156,000 of losses related to the disposal of obsolete computer equipment in connection with the Company's upgrade of its computer systems.

Income tax expense (benefit) for both 1998 and 1997 varies from the customary relationship of 34% primarily due to changes in the Company's valuation reserve allowance against recorded deferred tax assets.

The net loss after income tax expense (benefit) for 1998 was $9,806,960 or $2.58 per share, as compared to a net loss after income tax (benefit) of $1,969,312 or $.52 per share for 1997, primarily as a result of the factors noted above.

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

o In late 1996, the Company's Board of Directors adopted a resolution to terminate the Company's two defined benefit pension plans and replace them with a 401(k) plan which took effect January 1,

  1997. Under the provisions of Statement of Financial Accounting Standards No. 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits", the Company recognized a pretax curtailment gain of $1,016,651 in the fourth quarter of 1996 due to benefit freezes. Approximately $770,160 of this amount resulted in a reduction in cost of goods sold, and approximately $246,491 of this amount resulted in a reduction in selling, administrative and engineering expenses. The effect was an increase in 1996 net earnings after tax of $670,990 or $ .17 per share.

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

o During 1996, as a continuation of its restructuring plan, the Company incurred approximately $553,701 of additional charges. Approximately $326,294 of this amount related to the disposal and write-down to net realizable values of certain assets. Approximately $227,407 of this amount was primarily attributable to the additional expenses which were incurred during 1996 relating to the closure of operations of the manufacturing facility in Sioux Falls, South Dakota. The effect of these expenditures was a decrease in 1996 net earnings after tax of $365,443 or $ .09 per share.

o In February, 1996, the Company sold its South Dakota land, building and certain inventory and manufacturing equipment. The statement of operations for 1996 included in other income a pretax gain of $234,355 in connection with this sale. The remaining inventory and equipment were transferred to the Company's Wake Forest, North Carolina manufacturing plant. The effect of this gain was an increase in 1996 net earnings after tax of $154,674 or $ .04 per share.

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

1997 COMPARED WITH 1996

The Company's net sales were $29,410,863 in 1997, a 2.1% or $635,205 decrease from the $30,046,068 recorded in 1996. The sales decline reflects an 8.5% decrease in the number of units shipped during the period as compared to the prior year. Most of the decline in sweeper shipments occurred during the first six months of 1997. This volume decline was partially offset by a change in product mix, slightly higher average unit selling prices and a 9.6% increase in replacement parts sales.

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

The cost of goods sold in 1997 was adversely impacted by manufacturing inefficiencies during the first half of 1997, stemming from a substantially lower volume of units, the shortage of certain parts and plant renovations, which impaired normal operating conditions. In addition, significant indirect labor charges were incurred to conduct the yearly physical inventory on a substantially higher level of inventory.

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

Other income for 1997 was $38,109 as compared to $470,696 in 1996. Included in other income for 1996 was $234,355, which represents the gain from the Company's sale in February, 1996 of its South Dakota land, building and certain related inventory and manufacturing equipment. Also included in other income was $15,343 from an insurance settlement.

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

YEAR 2000 ISSUE

The Company has assessed its Year 2000 exposure and determined the consequences that any Year 2000 problems might have on the Company's business, results of operations or financial condition, or cause the Company to incur potential liability to third parties if its computer systems are not Year 2000 compliant. As part of its assessment, the Company canvassed its customers and suppliers and reviewed the Year 2000 disclosures of certain publicly-traded entities that provide or have provided the Company with computer and financial services, including computer equipment and software, to determine whether Year 2000 issues will have a material effect on the Company or such third parties. Based on the results of its assessment, the Company believes its computer software and equipment will be Year 2000 compliant. The Company has, however, developed a contingency plan in the event its expectations regarding the Year 2000 problem are incorrect. Because of the uncertainly surrounding the Year 2000 problem, however, the Company can give no assurances that its assessment or its contingency plan will avoid potential, material effects of the Year 2000 problem.

The Company does not anticipate that any incremental expenditures it may incur as a result of Year 2000 issues will be material. The Company uses certain accounting, word processing and inventory management software as part of its day-to-day operations. Although a shutdown of all its computer systems could cause delays in production or shipments of products to customers, the Company does not expect such an interruption. In a worst case scenario, Year 2000 problems affecting the Company, the Company's bank accounts or the business operations of the Company's customers could materially, adversely affect the Company's production operation or its ability to meet its obligations to third parties.

Nevertheless, in the event that Year 2000 problems have a material effect on the Company, its customers or service providers, the Company expects to have sufficient cash reserves and inventory to meet its payroll and various other obligations pending resolution of any significant Year 2000 issues.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 1998 the Company had working capital of $9,295,145; the ratio of current assets to current liabilities was 1.9 to 1; and the debt to equity ratio was .82 to 1. This compares to working capital of $18,208,520; a ratio of current assets to current liabilities of 5.4 to 1; and a debt to equity ratio of
 .20 to 1 at December 31, 1997.

At December 31, 1998, cash and cash equivalents were $143,391, as compared to $6,880 at December 31, 1997. During 1998, the Company experienced a significantly higher level of usage of its line of credit in order to support the Company's higher expense levels and cash flow requirements.

As part of its authorized stock repurchase program, the Company used $237,744 for financing activities in 1997 to repurchase it common stock. There were no stock repurchases in 1998.

The Company generally relies upon internally generated funds and short-term bank borrowings to satisfy working capital requirements and to fund capital expenditures.

At December 31, 1998, the Company had available an unsecured line of credit of $5,000,000, of which $4,391,000 had been utilized. There were no outstanding borrowings under this line of credit at December 31, 1997.

This unsecured credit facility was replaced subsequent December 31, 1998 with a secured revolving line of credit with the same financial institution. This secured line of credit provides up to $5,000,000 for general working capital purposes and will expire June 15, 1999. This credit facility bears interest at the financial institution's prime rate plus one percent and is secured by a first lien position on all accounts receivable, inventory, equipment and other assets, as well as a security interest and deed of trust on the Company's real estate located in Wake Forest, North Carolina.

The Company is negotiating with a new lender for a new credit facility that will increase the Company's available credit line. On March 19, 1999, the Company obtained an expression of interest from this new potential lender. This expression of interest is subject to further negotiations, and no assurance can be given that the Company will obtain a new line of credit in the future. If the Company is unable to obtain a new line of credit, its ability to finance its day to day operations could be adversely affected.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company has exposure to interest rate risk related to certain instruments entered into for other than trading purposes. Specifically, the Company has in place a line of credit, which bears interest at variable rates. At December 31, 1998, the Company had $4,391,000 outstanding under an unsecured line of credit, which was replaced by a secured line of credit after December 31, 1998. Borrowings under the credit facility bear interest at the prime rate of the lender plus one percent. At December 31, 1998, the interest rate was 7.36%. While changes in the prime rate could affect the cost of funds borrowed in the future, the Company believes the effect, if any, of reasonably possible near-term changes in interest rates on the Company's financial position, results of operations and cash flows would not be material.

The Company has no other exposure to market risk sensitive instruments.


ITEM 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

See Financial Statements and Financial Statement Schedules Index commencing on page 18 hereof.

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


                                                                                 COMMON SHARES
                                                                                  BENEFICIALLY
                                                               DIRECTOR            OWNED AS OF            PERCENT
      NAME AND PRINCIPAL OCCUPATION (1)            AGE          SINCE          MARCH 19, 1999(2)         OF CLASS
      ---------------------------------           ----         --------        -------------------        --------
John F. McCullough (3) .....................       73            1975               1,597,726              41.99%
  Chairman of the Board of the
  Company and Chairman of
  Orton/McCullough Crane Company, Inc.
  Oak Brook, Illinois
Martin W. McCullough (3) ...................       41            1985                  12,632                  *
  Director of the Company and
  President
  Orton/McCullough Crane Company, Inc.
  Huntington, Indiana
Richard A. Rosenthal .......................       66            1977                   5,691                  *
  Director of the Company and
  Retired Director of Athletics
  University of Notre Dame
  South Bend, Indiana
Thomas N. Nelson ...........................       61            1998                     325                  *
  Director,
  President and Treasurer
  of the Company
John P. Kelly (3) ..........................       45            1997                     100                  *
  Director of the Company and
  Partner
  Mountcastle, Kelly and Dyer, P.C
  Wheaton, Illinois
Wes O. Brant ...............................       45            1998                     100                  *
  Director,
  Vice-President and Chief Operating Officer
   of the Company
Executive officers and directors as
  a group (6 persons) ......................                                        1,616,574              42.48%


* Less than one percent.

(1) Each executive officer's and director's principal occupation and employment for the last five years has been listed above, except for Mr. Wes O. Brant, Mr. John F. McCullough, Mr. Martin W. McCullough and Mr. Thomas N. Nelson. Prior to June 1994, Mr. Brant was Product Manager and Manager of Product Development for Reedrill, Inc., Sherman, Texas. From June 1994 to November 1995, Mr. Brant was Manager-Integrated Business Teams for Mobile Tool International, Westminster, Colorado. From December 1995 to May 1998, Mr. Brant was Director of Engineering for the Company. Mr. Brant was elected as Vice-President and Chief Operating Officer of the

        Company on May 11, 1998. For the five years prior to May 1997, Mr. John
        F. McCullough was Chairman & President, and Mr. Martin W. McCullough was Vice-President and General Manager of, Orton/McCullough Crane Company, Inc. In May 1997, Mr. Martin W. McCullough became President of Orton/McCullough Crane Company, Inc. and Mr. John F. McCullough continued as Chairman. Prior to June 1996, Mr. Nelson was Product Sales Manager for Bucyrus-Erie Company, South Milwaukee, Wisconsin. From June 1996 to May 1998, Mr. Nelson was Director of Sales & Marketing for the Company. Mr. Nelson was elected as Vice-President, Sales & Marketing of the Company on May 11, 1998, and was elected President and Treasurer on December 16, 1998. Mr. Rosenthal is a director of the following companies: Advanced Drainage Systems, Inc., Columbus, Ohio; Beck Corporation, Elkhart, Indiana; CID Equity Partners, Indianapolis, Indiana; LaCrosse Footwear, Inc., LaCrosse, Wisconsin; RFE Investment Partners, New Canaan, Connecticut and St. Joseph Capital Corporation, Mishawaka, Indiana.

(2) Except as otherwise noted, the persons named in the table have sole voting and investment power with respect to all shares shown as beneficially owned by them.

(3) Common shares shown as owned by Mr. John F. McCullough are owned of record by Orton/McCullough Crane Company, Inc., of which Mr. John F. McCullough is an officer and principal shareholder (see "Security Ownership of Certain Beneficial Owners and Management " (Item 12) below. Mr. John F. McCullough disclaims beneficial ownership of such shares. Mr. John F. McCullough is the father of Mr. Martin W. McCullough and father-in-law of Mr. John P. Kelly.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

To the Company's knowledge, based solely on review of reports furnished to it, all Section 16(a) filing requirements applicable to its executive officers, directors and more than 10% beneficial owners were complied with, except that Messrs. Nelson and Brant and Ms. Phyllis Pearce each inadvertently filed late their Form 3 initial statements of beneficial ownership of securities showing their election as officers of Company.

ITEM 11.         EXECUTIVE COMPENSATION.

SUMMARY COMPENSATION TABLE

The following table sets forth the aggregate compensation paid by the Company for services rendered in all capacities to the Company during the Company's last three fiscal years to all those individuals serving the Company as President during 1998. No other executive officer of the Company was paid compensation for 1998 in excess of $100,000.


        Name and
        Principal Positions                        Annual Compensation
        ---------------------                      -------------------
                                                                                  Other Annual
                                                             Salary        Bonus  Compensation
                                                   Year       $            $           $
                                                   -----     ------        -----  ------------
Thomas N. Nelson (1)
  President, Treasurer and Director                1998        83,206        --     2,496 (2)
                                                   1997        80,000        --       --
                                                   1996        48,666        --    30,202 (3)
James H. Stumpo (6)
  Former President, CEO and Director               1998        73,264        --       --
                                                   1997       100,417        --    22,496 (4)
                                                   1996       100,000        --    38,101 (5)


-------------------
(1) Prior to being elected President of the Company on December 16, 1998, Mr. Nelson served as the Company's Vice-President of Sales and Marketing.

(2) Payments included in this amount for the fiscal year ended December 31, 1998 consist of:

           Company contributions of $2,496 to the Athey Products Corporation Employees 401(k) Plan (the

           "401(k) Plan"), which is a defined contribution salary reduction 401(k) Plan qualified under Section 401(a) of the Internal Revenue Code of 1986, as amended.

(3) Mr. Thomas N. Nelson received $30,202 representing relocation expenses in 1996.

(4) Payments included in this amount for the fiscal year ended December 31, 1997 consist of:

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

(5) Mr. James H. Stumpo received $38,101 representing relocation expenses in 1996.

(6) Mr. James H. Stumpo resigned from his positions as President, Chief Executive Officer and a director of the Company effective May 7, 1998. Mr. Stumpo beneficially owns 2,000 Common Shares, which constitutes less than 1% of the outstanding Common Shares.

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

CUMULATIVE TOTAL SHAREHOLDER RETURN

The line-graph presentation comparing the cumulative shareholder return of the Company's common stock is incorporated by reference from the Proxy Statement for the 1999 Annual Meeting of Shareholders.


ITEM 12.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth information as of March 19, 1999 regarding each person who was known by the Company to own beneficially more than 5% of the outstanding Common Shares of the Company:

                                                                             AMOUNT AND
                                                                             NATURE OF
                                                                             BENEFICIAL
                                                                             OWNERSHIP
        NAME AND ADDRESS OF                                                  OF COMMON           PERCENT
        BENEFICIAL OWNER                                                     STOCK (3)          OF CLASS
        ---------------------                                                ---------          ---------

  Orton/McCullough Crane Company, Inc. (1)..................................... 1,597,726           41.99%
    1244 East Market Street
    Huntington, Indiana 46750

  David L. Babson & Company, Inc...............................................   431,110           11.33%
    One Memorial Drive
    Cambridge, Massachusetts 02142-1300

  Isometrics, Inc.(2)..........................................................   247,372            6.50%
  1266 North Scales Street
  Post Office Box 660
  Reidsville, North Carolina 27320


  Franklin Resources, Inc......................................................   200,000           5.26%
    777 Mariners Island Blvd.
    P.O. Box 7777
    San Mateo, California 94403-7777

  Executive officers and directors
  as a group (4)............................................................... 1,616,574          42.48%


------------------
      (1) Mr. John F. McCullough, an officer and principal shareholder of Orton/McCullough Crane Company, Inc., may be deemed to share beneficial ownership of the shares shown as beneficially owned by Orton/McCullough Crane Company, Inc., although he disclaims beneficial ownership of such shares.

      (2) Mr. Dennis M. Bracy, the president, director and majority shareholder, of Isometrics, Inc., may be deemed to share beneficial ownership of the shares shown as beneficially owned by Isometrics, Inc.

      (3)   Shares shown as owned by Orton/McCullough Crane Company, Inc., David
            L. Babson & Company, Inc., Isometrics, Inc. and Franklin Resources, Inc. are as reported on the latest Schedule 13D or 13G filings by such entities, respectively.

      (4) Share amounts shown include those held by Orton/McCullough Crane Company, Inc.

The Common Stock is the only class of outstanding voting securities of the Company.

See "Directors and Executive Officers of the Registrant" above for information concerning beneficial ownership of the Company's voting securities by management.

ITEM 13.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

See "Directors and Executive Officers of the Registrant" and "Security Ownership of Certain Beneficial Owners and Management" for a discussion of Mr. John F. McCullough's relationship with the Company and Messrs. Martin W. McCullough and John P. Kelly.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K.

ITEM 14(a)(1). FINANCIAL STATEMENTS.

See Financial Statements and Financial Statement Schedules Index commencing on Page 18.

ITEM 14(a)(2). FINANCIAL STATEMENT SCHEDULES.

See Financial Statements and Financial Statement Schedules Index commencing on Page 18.

ITEM 14(b).      REPORTS ON FORM 8-K.

None.

ITEM 14(c).      EXHIBITS.

     EXHIBIT NUMBER       DESCRIPTION
     --------------       -----------

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

        21.1   Subsidiaries of the Registrant


        27.1   Financial Data Schedule.




*Certain of the exhibits in this Annual Report on Form 10-K are indicated by an asterisk, and hereby incorporated by reference to other documents on file with the Commission with which they are physically filed, to be part hereof, as of their respective dates.

                                             SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           ATHEY PRODUCTS CORPORATION
                                  (Registrant)

                            By: /s/ THOMAS N. NELSON
                                --------------------
                                Thomas N. Nelson
                             President and Treasurer

                            By: /s/ WILLIAM H. WARDEN
                                ---------------------
                                William H. Warden
                               Director of Finance



                              Date: March 30, 1999


Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


            /s/ WES O. BRANT                          /s/ JOHN P. KELLY
            ----------------                          -----------------
         Wes O. Brant, Director                    John P. Kelly, Director
             March 30, 1999                             March 30, 1999

         /s/ JOHN F. MCCULLOUGH                    /s/ MARTIN W. MCCULLOUGH
         ----------------------                    ------------------------
           John F. McCullough                   Martin W. McCullough, Director
   Chairman of the Board of Directors                   March 30, 1999
             March 30, 1999

          /s/ THOMAS N. NELSON                     /s/ RICHARD A. ROSENTHAL
          --------------------                     ------------------------
       Thomas N. Nelson, Director               Richard A. Rosenthal, Director
             March 30, 1999                             March 30, 1999

                          INDEX TO FINANCIAL STATEMENTS
                                       AND
                         FINANCIAL STATEMENTS SCHEDULES




Independent Auditor's Report.................................................19

Balance Sheets at December 31, 1998 and 1997.................................20

Statements of Operations for the years ended
   December 31, 1998, 1997 and 1996..........................................21

Statements of Shareholders' Equity for the years ended
  December 31, 1998, 1997 and  1996....................................... ..21

Statements of Cash Flows for the years ended
  December 31, 1998, 1997 and 1996....................................... ...22

Notes to Financial Statements...........................................23 - 29

Financial Statements Schedules:
  Subsidiaries of the Registrant.............................................30
  Schedule II - Valuation and Qualifying Accounts............................31

McGladrey & Pullen, LLP
Certified Public Accountants and Consultants


                          INDEPENDENT AUDITOR'S REPORT

  To the Board of Directors and Shareholders
  Athey Products Corporation
  Wake Forest, North Carolina

     We have audited the accompanying balance sheets of Athey Products Corporation as of December 31, 1998 and 1997, and the related statements of operations, shareholders' equity and cash flows for each of the years in the three-year period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.
     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Athey Products Corporation as of December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1998, in conformity with generally accepted accounting principles.


                                                     /s/ McGladrey & Pullen, LLP


  Raleigh, North Carolina
  February 24, 1999, except for the last two paragraphs in Note 4 as to which the date is March 19, 1999

                           ATHEY PRODUCTS CORPORATION
                                 BALANCE SHEETS



                                                                     December 31, 1998      December 31,1997
                                                                   ------------------     ----------------

ASSETS
     CURRENT ASSETS:
            Cash and cash equivalents                                      $ 143,391              $ 6,880
            Accounts receivable (less allowance for doubtful accounts
                of $285,280 and $200,000 for 1998 and 1997, respectively)
                (Note 2)                                                   2,974,181            2,865,872
            Inventories (Notes 3 and 13)                                  16,466,109           18,108,545
            Prepaid expenses                                                  43,153              357,828
            Refundable income taxes                                                -              749,045
            Deferred income taxes (Note 6)                                   107,488              227,072
                                                                   ------------------     ----------------
                              Total current assets                        19,734,322           22,315,242
                                                                   ------------------     ----------------

     OTHER ASSETS:
             Marketable securities                                                 -            1,681,224
             Other                                                             2,230               26,586
                                                                   ------------------     ----------------
                              Total other assets                               2,230            1,707,810
                                                                   ------------------     ----------------

      PROPERTY, PLANT AND EQUIPMENT(Notes 4 and 5):
             Land and land improvements                                       47,785               47,785
             Buildings and building improvements                           3,929,722            3,777,922
             Machinery and equipment                                       5,043,278            5,606,727
                                                                   ------------------     ----------------
                                                                           9,020,785            9,432,434
             Less accumulated depreciation                                (5,421,676)          (5,790,493)
                                                                   ------------------     ----------------
                              Total property, plant and equipment,
                                net                                        3,599,109            3,641,941
                                                                   ------------------     ----------------
                                                                        $ 23,335,661         $ 27,664,993
                                                                   ==================     ================


LIABILITIES AND SHAREHOLDERS' EQUITY
         CURRENT LIABILITIES:
                 Short-term bank borrowings (Note 4)                     $ 4,391,000                  $ -
                 Excess of outstanding checks over bank balance                    -              949,800
                 Current portion of obligations under capital lease
                    (Note 5)                                                       -               14,507
                 Accounts payable                                          3,542,854            1,518,743
                 Employee compensation and amounts withheld                  438,424              217,755
                 Other accrued expenses                                      320,733              129,917
                 Warranty reserve (Note 14)                                1,746,166            1,276,000
                                                                   ------------------     ----------------
                                 Total current liabilities                10,439,177            4,106,722
                                                                   ------------------     ----------------

          NONCURRENT LIABILITIES:
                 Deferred income taxes (Note 6)                              107,488              476,904
                                                                   ------------------     ----------------
                                   Total noncurrent liabilities              107,488              476,904
                                                                   ------------------     ----------------

          SHAREHOLDERS' EQUITY (Note 10):
                 Common stock, par value $2 per share:
                      Authorized 10,000,000 shares;
                      Issued 4,020,459 shares                              8,040,918            8,040,918
                 Additional paid-in capital                               16,218,394           16,218,394
                 Retained earnings (deficit)                             (10,541,758)            (734,798)
                 Accumulated other comprehensive
                     income (Note 7)                                               -              485,411
                 Less cost of 214,851  common shares
                     in treasury (Note 10)                                  (928,558)            (928,558)
                                                                   ------------------     ----------------
                                  Total shareholders' equity              12,788,996           23,081,367
                                                                   ------------------     ----------------
                                                                        $ 23,335,661         $ 27,664,993
                                                                   ==================     ================


See notes to financial statements.

                           ATHEY PRODUCTS C0RPORATION
                            STATEMENTS OF OPERATIONS

                                                                          Years  Ended December 31,
                                                        -------------------------------------------------------------
                                                            1998                   1997                    1996
                                                        --------------        ---------------          --------------

NET SALES (Notes 2 and 16)                               $ 28,042,117           $ 29,410,863            $ 30,046,068
Cost of goods sold                                         31,490,208             25,148,167              24,483,891
                                                        --------------        ---------------          --------------
Gross profit (loss)                                        (3,448,091)             4,262,696               5,562,177

Selling, administrative and
   engineering expenses (Notes 8, 9, 13 and 14)             8,323,230              6,429,033               5,821,235
                                                        --------------        ---------------          --------------
Loss from operations                                      (11,771,321)            (2,166,337)               (259,058)

Other income                                                2,312,853                 38,109                 470,696
Other expenses (Note 4)                                      (348,492)              (114,907)                (29,546)
                                                        --------------        ---------------          --------------
Earnings (loss) before income tax expense (benefit)        (9,806,960)            (2,243,135)                182,092

Income tax expense (benefit) (Note 6)                               -               (273,823)                136,937
                                                        --------------        ---------------          --------------

NET EARNINGS (LOSS)                                      $ (9,806,960)          $ (1,969,312)               $ 45,155
                                                        ==============        ===============          ==============

NET EARNINGS (LOSS) PER SHARE                                 $ (2.58)               $ (0.52)                 $ 0.01
                                                        ==============        ===============          ==============

WEIGHTED AVERAGE SHARES
             OUTSTANDING                                    3,805,608              3,808,159               3,956,135
                                                        ==============        ===============          ==============




                       STATEMENTS OF SHAREHOLDERS' EQUITY

                                                                                      Accumulated
                                      Common Stock         Additional     Retained      Other                      Treasury Stock
                                 ------------------------   Paid-in       Earnings    Comprehensive Comprehensive ----------------
                                 Shares       Par Value     Capital      (Deficit)      Income          Income    Shares      Cost
                                 -------      -----------    --------     ----------    -------         -------   -------     ----
BALANCE, January 1,1996           4,020,459  $ 8,040,918  $ 16,218,394    $ 1,189,359    $ 3,761                  47,000 $ (204,562)
Comprehensive income:
 Net earnings for 1996                    -            -             -         45,155          -       $ 45,155        -          -
 Unrealized gain on marketable
  securites, net of tax (Note 7)          -            -             -              -    329,472        329,472         -          -
                                                                                                    -----------
     Total comprehensive income                                                                       $ 374,627
                                                                                                    ===========
Purchase of common stock
    for treasury (Note 10)                -            -             -              -          -                 111,751   (486,252)
                                 ----------  -----------  ------------  -------------   ---------                -------   --------
BALANCE, December 31,1996         4,020,459    8,040,918    16,218,394      1,234,514    333,233                 158,751   (690,814)
Comprehensive income:
  Net loss for 1997                       -            -             -     (1,969,312)         -   $ (1,969,312)       -          -
  Unrealized gain on
  marketable securites,
  net of tax (Note 7)                     -            -             -              -    152,178       152,178         -          -
                                                                                                       --------
       Total comprehensive loss                                                                    $ (1,817,134)
                                                                                                   =============
Purchase of common stock
    for treasury (Note 10)               -            -             -              -          -                  56,100    (237,744)
                                 ----------  -----------  ------------  -------------   ---------                -------   --------
BALANCE, December 31,1997         4,020,459    8,040,918    16,218,394       (734,798)   485,411                 214,851   (928,558)
Comprehensive income:
  Net loss for 1998                       -            -             -     (9,806,960)         -   $ (9,806,960)       -          -
  Unrealized gain on marketable
     securites, net of
     reclassication
     adjustment (Note 7)                  -            -             -              -   (485,411)      (485,411)       -          -
                                                                                                       ---------
       Total comprehensive loss                                                                   $ (10,292,371)
                                 ----------  -----------  ------------  -------------   --------- =============
BALANCE, December 31,1998         4,020,459  $ 8,040,918  $ 16,218,394  $ (10,541,758)       $ -                 214,851 $ (928,558)
                                 ================================================================                ===================

See notes to financial statements.

                           ATHEY PRODUCTS CORPORATION
                            STATEMENTS OF CASH FLOWS


                                                                                       Years Ended December 31,
                                                                         ------------------------------------------------
                                                                              1998            1997             1996
                                                                         --------------   -------------- ----------------
OPERATING ACTIVITIES:
        Net earnings (loss)                                               $ (9,806,960)    $ (1,969,312)        $ 45,155
        Adjustments to reconcile net earnings (loss) to net
                cash provided by (used in) operating activities:
              Depreciation and amortization                                    417,396          461,573          420,580
              Provision for doubtful acounts                                    85,280         (149,982)          50,000
              Provision for deferred income tax                                      -           48,397          322,912
              (Gain) loss on sale of equipment                                       -            1,512         (249,215)
              (Gain) on sale of marketable securities                       (2,095,965)               -                -
              Book value of assets disposed                                    156,471                -                -
              Other                                                                230                -                -
        Changes in operating assets and liabilities:
              Accounts receivable                                             (193,589)       1,586,593       (1,983,376)
              Inventories                                                    1,642,436          841,023       (1,927,367)
              Prepaid expenses                                                 314,675          365,706         (544,481)
              Refundable income taxes                                          749,045         (204,588)         (12,940)
              Other assets                                                      24,356           88,637          (90,865)
              Accounts payable                                               2,024,111       (1,056,461)         684,339
              Employee compensation and amounts withheld                       220,669         (139,886)         (86,475)
              Other accrued expenses                                           190,816         (150,462)        (263,256)
              Warranty reserve                                                 470,166          586,000           54,500
                                                                         --------------   -------------- ----------------
                   Net cash provided by (used in) operating activities      (5,800,863)         308,750       (3,580,489)
                                                                         --------------   -------------- ----------------

INVESTING ACTIVITIES:
        Purchase of property, plant and equipment                             (531,035)        (606,259)        (483,592)
        Proceeds from disposal of assets                                             -            4,564          950,938
        Proceeds from sale of marketable securities                          3,041,716                -          200,000
                                                                         --------------   -------------- ----------------
                   Net cash provided by (used in) investing activities       2,510,681         (601,695)         667,346
                                                                         --------------   -------------- ----------------

FINANCING ACTIVITIES:
        Proceeds from short-term borrowings                                 17,750,000      14,692,000                 -
        Repayment of short-term borrowings                                 (13,359,000)    (14,692,000)                -
        Excess of outstanding checks over bank balance                        (949,800)        573,497           376,303
        Principal paid on obligations under capital lease                      (14,507)        (42,912)          (42,012)
        Purchase of common stock for treasury                                        -        (237,744)         (486,252)
                                                                         --------------   -------------   ---------------
                   Net cash provided by (used in) financing activities       3,426,693         292,841          (151,961)
                                                                         --------------   -------------   ---------------

NET INCREASE (DECREASE) IN CASH
         AND CASH EQUIVALENTS                                                  136,511            (104)       (3,065,104)

CASH AND CASH EQUIVALENTS,
         BEGINNING OF YEAR                                                       6,880           6,984         3,072,088
                                                                         --------------   -------------   ---------------

CASH  AND CASH EQUIVALENTS
         END OF YEAR                                                         $ 143,391         $ 6,880           $ 6,984
                                                                         ==============   =============   ===============

SUPPLEMENTAL CASH FLOW DISCLOSURES:

        Income taxes recoveries                                             $ (749,045)     $ (117,632)       $ (173,035)
                                                                         ==============   =============   ===============

        Interest paid                                                        $ 175,416       $ 107,599          $ 11,445
                                                                         ==============   ==============  ================


See notes to financial statements.

                          NOTES TO FINANCIAL STATEMENTS

1. NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS -- Athey Products Corporation (the "Company") is a manufacturer whose principal products are mobil street sweepers and force-feed loaders. The Company also manufactures other equipment and replacement parts. The primary users of the Company's products are contractors, municipalities, and other governmental agencies. Significantly all of the Company's sales are throughout the United States.

SIGNIFICANT ACCOUNTING POLICIES - The significant accounting policies of the Company are summarized below:

    a. STATEMENTS OF CASH FLOWS - For the purpose of the statements of cash flows, the Company considers all short-term investments with a maturity of three months or less at the time of purchase to be cash equivalents. At times, the Company places temporary cash investments with high quality financial institutions in amounts that may be in excess of FDIC insured limits.

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

    d. MARKETABLE SECURITIES - Prior to its sale in 1998, marketable securities consisted of an investment in equity securities which the Company has designated as available-for-sale. Such securities, while readily marketable, were not held solely in anticipation of short-term market gains. The securities were reported at fair value, with unrealized holding gains and losses, net of the related deferred tax effect, reported as accumulated other comprehensive income in shareholders' equity.

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

     Short-term borrowings - The carrying amount approximates fair value because of the recent and frequent repricing based on market conditions.

    j. RECLASSIFICATIONS - Certain previously reported amounts have been reclassified to conform with the year-end 1998 presentation with no effect on the net earnings or loss or shareholders' equity.

        k. ADOPTION OF NEW ACCOUNTING PRONOUNCEMENT - Effective January 1, 1998, the Company adopted Financial Accounting Standards Board Statement No. 130, REPORTING COMPREHENSIVE INCOME, which was issued in June 1997. Statement No. 130 established new rules for the reporting and display of comprehensive income and its components, but has no effect on the Company's net income (loss) or total shareholders' equity. Statement No. 130 requires unrealized gains and losses on marketable securities, which prior to adoption were reported separately in shareholders' equity, to be included in comprehensive income. Prior year financial statements have been reclassified to conform to the requirements of Statement No. 130. The Company has no other items of other comprehensive income.

2. MAJOR CUSTOMERS
Net sales for the years ended December 31, 1998, 1997 and 1996 include sales to the following major customer (which accounted for 10% or more of the total net sales of the Company for those years):

                                 1998          1997           1996
                               ----------    ----------     ----------
                  Nixon-Egli   $5,233,927    $7,568,795     $7,493,960

There were outstanding receivables from this customer of $1,005,763, $533,993 and $557,901, as of December 31, 1998, 1997 and 1996, respectively.

3. INVENTORIES

Inventories are summarized below:

                                            December 31,
                                     ----------------------------
                                         1998            1997
                                     -------------    -----------
                   Finished goods    $2,371,325       $4,181,758

                    Work-in-process   8,032,123        3,592,887

                   Raw materials      6,062,661       10,333,900
                                     -------------    -----------
                                     $ 16,466,109     $18,108,545
                                     =============    ===========

4.  FINANCING ARRANGEMENTS

At December 31, 1998, the Company had available an unsecured line of credit of $5,000,000, of which $4,391,000 had been utilized. There were no outstanding borrowings under this line of credit at December 31, 1997.

During 1998, 1997 and 1996, the Company incurred interest expense of $204,825, $107,599 and $11,445, respectively.

This unsecured credit facility was replaced subsequent to December 31, 1998, with a secured revolving line of credit with the same financial institution. This secured line of credit provides up to $5,000,000 for general working capital purposes and will expire June 15, 1999. This credit facility bears interest at the financial institution's prime rate plus one percent and is secured by a first lien position on all accounts receivable, inventory, equipment and other assets, as well as a security interest and deed of trust on the Company's real estate located in Wake Forest, North Carolina.

The Company is negotiating with a new lender for a new credit facility that will increase the Company's available credit line. On March 19, 1999, the Company obtained an expression of interest from this new potential lender. This expression of interest is subject to further negotiations, and no assurance can be given that the Company will obtain a new line of credit in the future. If the Company is unable to obtain a new line of credit, its ability to finance its day to day operations could be adversely affected.

5. LEASE COMMITMENTS

The Company was the lessee of computer equipment under a capital lease which started in 1993 and expired in 1998. The assets and liabilities under the capital lease were recorded at the present value of net minimum lease payments at inception, approximately $207,000. The assets were depreciated over their estimated productive lives.

Amortization of assets under the capital lease is included in depreciation expense for 1998, 1997 and 1996. These assets which were recorded as a capital lease were disposed of in 1998.

Amortization of assets under capital leases charged to expense was $20,720 in 1998 and $41,441 for both 1997 and 1996. Accumulated amortization under this capital lease was none and $186,483 at December 31, 1998 and 1997, respectively.

Beginning in 1998, the Company entered into various operating lease agreements for its computer equipment and certain other office equipment which expire at various times through 2003. Rent expense under these operating leases was $54,448 for 1998.

At December 31, 1998, future minimum lease payments under the non-cancelable operating leases are as follows:

                            Year Ending
                            December 31,
                           --------------
                                1999       $113,339
                                2000        117,660
                                2001         92,558
                                2002         68,310
                                2003         46,185
                                           --------
                                           $438,052
                                           ========
6.  INCOME TAXES

At December 31, 1998, the Company has available state net economic loss carryforwards of approximately $5,582,000 expiring as follows:

                            Year of
                     -----------------------
                     Origination  Expiration
                     -----------  ----------
                     1995         2000      $376,000
                     1996         2001       333,000
                     1997         2002       670,000
                     1998         2003     4,203,000
                                          ----------
                     TOTAL                $5,582,000
                                          ==========

Components of the income tax expense (benefit) for 1998, 1997 and 1996 are as follows:

                               1998           1997          1996
                             ---------     -----------   -----------
              Current:
                 Federal     $ -          $ (325,186)    $(185,975)

                 State           -             2,966            -
                             ---------     -----------   -----------
              Total current      -          (322,220)     (185,975)
                             ---------     -----------   -----------
              Deferred:
                 Federal        -             48,397       322,912
                 State          -              -             -
                             ---------     -----------   -----------
              Total
              deferred          -             48,397       322,912
                             ---------     -----------   -----------

              TOTAL          $  -           $(273,823)     136,937
                             =========     ===========   ===========

Net deferred tax assets consist of the following components at December 31, 1998 and 1997:

                                                1998          1997
                                             -----------   ------------
          Deferred tax assets:
            Accounts receivable             $160,000      $ 68,000
            Inventory allowance              458,000       342,000
            Accrued vacation                 124,000        53,000
            Warranty reserve                 594,000       434,000
            Allowance for marketable
          securities                         -              89,000
            Accrued litigation                17,000         9,000
            Net economic loss and tax
             carryforwards                 3,389,000       232,000
             Other                            11,000        10,000
                                         -----------   ------------
                                           4,753,000     1,237,000
             Less valuation allowance     (4,378,000)     (864,000)
                                         -----------   ------------
                                             375,000       373,000
                                         -----------   ------------
          Deferred tax liabilities:
             Property and equipment         (375,000)     (372,832)
             Marketable securities                -       (250,000)
                                         -----------   ------------
                                            (375,000)     (622,832)
                                         -----------   ------------

          Net deferred tax assets         $       -     $ (249,832)
         (liabilities)                   ===========   ============

The components giving rise to the net deferred tax assets (liabilities) described above have been included in the accompanying balance sheets as of December 31, 1998 and 1997 as follows:
                                               1998           1997
                                            -----------    -----------

          Current assets                    $  107,488     $  227,072
          Noncurrent liabilities              (107,488)      (476,904)
                                            -----------    -----------
          Net deferred tax assets
          (liabilities)                     $        -     $ (249,832)
                                            ===========    ===========

A valuation allowance is provided when it is more likely than not that some portion of the deferred tax assets will not be realized. The Company has established a valuation allowance totaling $4,378,000 and $864,000 for certain deferred tax assets as of December 31, 1998 and 1997, respectively, which management feels meet this criteria.

A reconciliation of the provision for income taxes to income tax expense (benefit), computed by applying the statutory federal income tax rate to pretax income (loss), is as follows:

                        1998                  1997                   1996
                ----------------------------------------------------------------
                Amount       %           Amount                Amount   %
                ----------------------------------------------------------------
Tax expense
  (benefit)
  computed at
  statutory
  rate          $(3,334,366)  (34.0)%   $(762,666)   (34.0)%   $ 61,911  34.0%
Research and
  development
  credit             -          -          -          -         (2,336)  (1.3)
Change in
  valuation
  allowance       3,514,000    35.8       436,000     19.4      43,000   23.6


Other              (179,634)   (1.8)       52,843      2.4      34,362   18.9
                ------------ --------- ----------- --------   -------- --------
  TOTAL         $      -          -  %  $(273,823)   (12.2)%  $136,937   75.2%
                ============ ========= =========== ========   ======== ========

7.  OTHER COMPREHENSIVE INCOME
The following is a summary of the tax effects of the components of other comprehensive income, consisting solely of unrealized gains on marketable securities, reported in the statements of shareholders' equity for the years ended December 31, 1998, 1997 and 1996:

                                                       TAX
                                       PRE-TAX      (EXPENSE)    NET-OF-TAX
                                        AMOUNT       BENEFIT       AMOUNT
                                     ------------- ------------ -------------
Year Ended December 31,1998:
   Unrealized gains on marketable
   securities                         $ 1,360,492    $  (462,566)   $   897,926
   Reclassification adjustment for
   gain realized in net income         (2,095,965)       712,628     (1,383,337)
                                     ------------    -----------    -----------
   Total other comprehensive loss     $  (735,473)   $  (250,062)   $  (485,411)
                                     ============    ===========    ===========

Year Ended December 31, 1997:
   Unrealized gains on marketable
   securities included in other
   comprehensive income              $   230,574    $   (78,396)   $   152,178
                                     ===========    ===========    ===========

Year Ended December 31, 1996:
   Unrealized gains on marketable
   securities included in other
   comprehensive income              $   499,200     $(169,728)    $   329,472
                                     ===========    ===========    ===========

8.  RESEARCH AND DEVELOPMENT

Expenditures relating to the development of new products, including significant improvements to existing products are charged to selling, administrative and engineering expenses as incurred. The amounts charged in 1998, 1997 and 1996 were approximately $98,000, $78,000 and $110,000, respectively.

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

In late 1996, the Company's Board of Directors adopted a resolution to terminate the Company's two defined benefit pension plans and replaced them with a 401(k) plan which took effect January 1, 1997. Under the provisions of Statement of Financial Accounting Standards No. 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits", the Company recognized a pretax curtailment gain of $1,016,651 in the fourth quarter of 1996 due to benefit freezes. The effect was an increase in net earnings after tax for 1996 of $670,990 or $ .17 per share.

In the second quarter of 1997, the Company also recognized a pretax settlement gain of $432,036 on the reversion to the Company of the plan assets. The effect of this settlement gain was a decrease in the net loss after tax for 1997 of $285,144 or $ .07 per share.

The net periodic pension cost for the plans is computed as follows:

                          1998         1997           1996
                       ----------   ----------     ----------
 Service cost          $      --   $        --    $   355,953
 Interest cost                --       469,825        697,753

 Actual return on
      plan assets             --      (830,354)    (1,325,342)

 Net amortization
      and deferral            --      (515,635)       555,479

 Settlement and
      curtailment
 gain                         --      (432,036)    (1,016,651)
                       ---------   -----------    -----------
Net periodic
      pension income   $      --   $(1,308,200)   $  (732,808)
                       =========   ===========    ===========

10.   STOCK TRANSACTIONS

During 1996, the Company repurchased a total of 111,751 shares of common stock under the November 1995 authorization to repurchase up to 200,000 shares of common stock, which expired on December 31, 1996.

In December, 1996, the Board of Directors approved a resolution authorizing the Company to repurchase up to 200,000 shares of the Company's common stock in 1997. During 1997, the Company repurchased a total of 56,100 shares of common stock under this authorization which expired on December 31, 1997.

11.  CONTINGENCIES

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

12.  ORGANIZATIONAL RESTRUCTURING

During 1995, plans were developed to significantly reduce the Company's cost structure and to improve productivity. This restructuring plan involved reductions in the number of employees, consolidation of manufacturing facilities, and disposition of assets that were no longer productive. The Company also phased-out the manufacture of nonstrategic product lines, including Trailers, Track Assemblies and Refuse Collection Products. The restructuring plan was developed to enable the Company to improve its competitive position in its core business, reduce costs, increase efficiency and improve profitability.

In addition, in February 1996, the Company sold its South Dakota land, building and certain inventory and manufacturing equipment. The statement of operations for 1996 includes a pretax gain of $234,355 in connection with this sale. The remaining inventory and equipment were transferred to the Company's Wake Forest, North Carolina manufacturing plant. The effect of this gain was an increase in 1996 net earnings after tax of $154,674 or $ .04 per share.

In December, 1996, the Company sold its Kolman Aggregate Product Line consisting of vibrating screens, pugmills, ash blenders and conveyors. The sale resulted in an inventory loss of $306,943 which is included in the cost of goods sold. This sale reduced 1996 net earnings after tax by $202,582, or $ .05 per share. As part of the sale, the Company also sold its Kolman trademark for the stated book value of $200,000.

There were no remaining organizational restructuring liabilities at December 31, 1998 or 1997.

13.  SIGNIFICANT FOURTH QUARTER ADJUSTMENTS

During the fourth quarter of 1997, the Company charged to cost of goods sold approximately $1,525,000 relating to various inventory adjustments. Approximately $1,103,000 of this amount was attributable to adjustments in connection with the physical inventory, approximately $262,000 related to the scrapping of additional items, and approximately $160,000 related to an increase in the reserves for obsolete inventories. The effect of these adjustments was to decrease the fourth quarter 1997 gross profit and increase the net loss after tax benefit by $1,525,000 and $1,006,500, respectively, and to increase the fourth quarter net loss per share by $ .26.

14. ESTIMATED WARRANTY CLAIMS

The Company generally sells its principal products with a warranty that provides for repairs or replacements of any defective parts and associated labor for a one year period after the sale. At the time of the sale, the Company accrues an estimate of providing the warranty based on prior claims experience. Actual warranty costs incurred are charged against the warranty accrual when paid. The estimated warranty liability totaled $1,746,166 and $1,276,000, as of December 31, 1998 and 1997, respectively.

15. EMPLOYEE 401(k) PLAN

Effective January 1, 1997, the Company established the Athey Products Corporation Employees' 401(k) Plan that covers substantially all of the Company's employees. The plan provides for tax deferred employee contributions of up to 10% of compensation and an employee matching contribution of $.50 for each $1.00 contributed to the 401(k) Plan by the employee, with a maximum company contribution of 3% of the employee's compensation. The Company's contribution amounted to $123,907 and $173,049 for 1998 and 1997, respectively.

16. GEOGRAPHIC INFORMATION

Sales to foreign countries during 1998, 1997 and 1996 were as follows:

                  1998          1997          1996
               ----------    ----------   -----------
Egypt          $2,534,000   $       --   $       --
Oman              262,000           --           --
Puerto Rico       207,000           --           --
Russia             85,000       78,000           --
Canada             94,000      692,000      271,000
Saudi Arabia           --           --      447,000
Japan                  --      107,000      145,000
Guam                   --      145,000           --
Other             528,500      334,000      492,200
               ----------   ----------   ----------
TOTAL          $3,710,500   $1,356,000   $1,355,200
               ==========   ==========   ==========

17.  THE YEAR 2000 ISSUE

The Company has assessed its Year 2000 exposure and determined the consequences that any Year 2000 problems might have on the Company's business, results of operations or financial condition, or cause the Company to incur potential liability to third parties if its computer systems are not Year 2000 compliant. As part of its assessment, the Company canvassed its customers and suppliers and reviewed the Year 2000 disclosures of certain publicly-traded entities that provide or have provided the Company with computer and financial services, including computer equipment and software, to determine whether Year 2000 issues will have a material effect on the Company or such third parties. Based on the results of its assessment, the Company believes its computer software and equipment will be Year 2000 compliant. The Company has, however, developed a contingency plan in the event its expectations regarding the Year 2000 problem are incorrect. Because of the uncertainly surrounding the Year 2000 problem, however, the Company can give no assurances that its assessment or its contingency plan will avoid potential, material effects of the Year 2000 problem.

The Company does not anticipate that any incremental expenditures it may incur as a result of Year 2000 issues will be material. The Company uses certain accounting, word processing and inventory management software as part of its day-to-day operations. Although a shutdown of all its computer systems could cause delays in production or shipments of products to customers, the Company does not expect such an interruption. In a worst case scenario, Year 2000 problems affecting the Company, the Company's bank accounts or the business operations of the Company's customers could materially, adversely affect the Company's production operation or its ability to meet its obligations to third parties.

Nevertheless, in the event that Year 2000 problems have a material effect on the Company, its customers or service providers, the Company expects to have sufficient cash reserves and inventory to meet its payroll and various other obligations pending resolution of any significant Year 2000 issues.

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS


              COLUMN A                      COLUMN B      COLUMN C      COLUMN D          COLUMN E
                                                          Additions
                                           Balance at      Charged     Deductions        Balance at
                                           Beginning      to Profit       from             End of
Description                                 of Year       and Loss      Reserves            Year
------------                               -----------    ---------    ----------       -----------
YEAR ENDED DECEMBER 31, 1998:
Allowance for doubtful
    accounts-trade                        $ 200,000     $ 117,194      $ 31,914  (a)    $ 285,280
Provision for obsolete
    and slow moving inventory               760,000     1,050,104       839,731  (c)      970,373
Provision for lower of cost or market        80,775       829,858             -           910,633
Provision for warranty costs              1,276,000     2,481,389     2,011,223  (d)    1,746,166

YEAR ENDED DECEMBER 31, 1997:
Allowance for doubtful
    accounts-trade                        $ 350,000           $ -     $ 150,000  (a)    $ 200,000
Provision for obsolete
    and slow moving inventory               500,000       513,784       253,784  (c)      760,000
Provision for lower of cost or market             -        80,775             -            80,775
Provision for warranty costs                690,000     2,263,565     1,677,565  (d)    1,276,000

YEAR ENDED DECEMBER 31, 1996:
Allowance for doubtful
    accounts-trade                        $ 300,000      $ 50,000           $ -         $ 350,000
Allowance for doubtful
    receivables - other                     110,954             -       110,954  (b)            -
Provision for obsolete
    and slow moving inventory               650,000       150,689       300,689  (c)      500,000
Provision for lower of cost or market             -             -             -                 -
Provision for warranty costs                635,500       976,019       921,519  (d)      690,000


(a)  Uncollected trade receivables written off.
(b)  Uncollected other receivables written off.
(c)  Deduction for obsolete inventory scrapped or sold at reduced selling price.
(d)  Warranty expenses incurred.