Form 10-Q
period 1999-03-31
ATHEY PRODUCTS CORP
filed 1999-04-27
CIK 8109

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
     SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended    March 31, 1999___________________________

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
                                       ---     ---

Number of $2.00 par value Common Shares Outstanding as
of  March 31, 1999:    3,805,608
    --------------    ----------

ATHEY PRODUCTS CORPORATION

I N D E X


                                                                       Page
                                                                       Number


PART I. FINANCIAL INFORMATION

        Item 1.  Financial Statements

                     Balance Sheets as of  March 31, 1999
                      (unaudited) and December 31, 1998                3 - 4

                Statements of Operations for the three
                      months ended March 31, 1999 (unaudited)
                      and March 31, 1998 (unaudited)                   5

                Statements of Cash Flows for the three
                       months ended March 31, 1999
                      (unaudited) and March 31, 1998 (unaudited)       6

                         Notes to Financial Statements                 7

        Item 2.  Management's Discussion and Analysis of Financial
                             Condition and Results of Operations       8 - 10


PART II.       OTHER INFORMATION                                       11 - 12


                                     ATHEY PRODUCTS CORPORATION
                                           BALANCE SHEETS
--------------------------------------------------------------------------------------------------------------


                                                                     March 31, 1999         December 31, 1998
                                                                    -----------------       -----------------
                                                                       (Unaudited)              (Audited)
ASSETS
     CURRENT ASSETS:
            Cash and cash equivalents                                    $ 693,535             $ 143,391
            Accounts receivable (less allowances for doubtful
                accounts of $285,280 for 1999 and 1998)                  3,258,506             2,974,180
            Inventories                                                 15,173,870            16,466,109
            Prepaid expenses                                               221,852                43,153
            Deferred income taxes                                          107,489               107,489
                                                                  ---------------------------------------
                              Total current assets                      19,455,252            19,734,322
                                                                  ---------------------------------------


     OTHER ASSETS:
             Other                                                           2,230                 2,230
                                                                  ---------------------------------------
                              Total other assets                             2,230                 2,230
                                                                  ---------------------------------------


      PROPERTY, PLANT AND EQUIPMENT:
             Land and land improvements                                     47,785                47,785
             Buildings and building improvements                         3,940,997             3,929,722
             Machinery and equipment                                     5,056,004             5,043,279
                                                                  ---------------------------------------
                                                                         9,044,786             9,020,786
             Less accumulated depreciation                              (5,513,573)           (5,421,676)
                                                                  ---------------------------------------
                              Total property, plant and
                                   equipment net                         3,531,213             3,599,110
                                                                  ---------------------------------------
                                                                      $ 22,988,695          $ 23,335,662
                                                                  =======================================

See notes to financial statements.

                                           ATHEY PRODUCTS CORPORATION
                                                  BALANCE SHEETS
-------------------------------------------------------------------------------------------------------
                                                            March 31, 1999          December 31, 1998
                                                          -----------------       ---------------------
                                                               (Unaudited)              (Audited)
LIABILITIES AND SHAREHOLDERS' EQUITY
         CURRENT LIABILITIES:
                 Short-term borrowing                          $ 5,000,000             $ 4,391,000
                 Accounts payable                                2,845,617               3,542,854
                 Employee compensation and amounts withheld        456,912                 438,424
                 Other accrued expenses                            289,020                 320,733
                 Warranty reserve                                1,807,944               1,746,166
                                                          -----------------       -----------------
                                 Total current liabilities      10,399,493              10,439,177
                                                          -----------------       -----------------


          NONCURRENT LIABILITIES:
                 Deferred income taxes                             107,489                 107,489
                                                          -----------------       -----------------
                                   Total noncurrent
                                        liabilities                107,489                 107,489
                                                          -----------------       -----------------


          SHAREHOLDERS' EQUITY:
                 Common stock, par value $2 per share:
                      Authorized 10,000,000 shares;
                      Issued 4,020,459 shares                    8,040,918               8,040,918
                 Additional paid-in capital                     16,218,394              16,218,394
                 Retained earnings (deficit)                   (10,849,041)            (10,541,758)
                 Less cost of 214,851  common shares
                     in treasury                                  (928,558)               (928,558)
                                                          -----------------       -----------------
                                  Total shareholders'
                                        equity                  12,481,713              12,788,996
                                                          -----------------       -----------------
                                                              $ 22,988,695            $ 23,335,662
                                                          =================       =================

See notes to financial statements.

                                              ATHEY PRODUCTS CORPORATION
                                               STATEMENTS OF OPERATIONS
-----------------------------------------------------------------------------------------------------------------


                                                            Three Months Ended          Three Months Ended
                                                               March 31, 1999              March 31, 1998
                                                           -------------------          -------------------
                                                                 (Unaudited)                (Unaudited)
NET SALES                                                         $ 9,568,046                  $ 7,048,468
Cost of goods sold                                                  8,125,025                    5,518,988
                                                           -------------------          -------------------
Gross profit                                                        1,443,021                    1,529,480

Selling, administrative and engineering expenses                    1,664,518                    1,562,208
                                                           -------------------          -------------------
Loss from operations                                                 (221,497)                     (32,728)

Other income                                                           13,776                        7,133
Other expenses                                                         99,562                        1,085
                                                           -------------------          -------------------
Loss before income tax benefit                                       (307,283)                     (26,680)

Income tax benefit                                                          -                       (9,000)
                                                           -------------------          -------------------

NET LOSS                                                           $ (307,283)                   $ (17,680)
                                                           ===================          ===================

NET LOSS PER SHARE                                                    $ (0.08)           $               -
                                                           ===================          ===================

WEIGHTED AVERAGE SHARES
             OUTSTANDING                                            3,805,608                    3,805,608
                                                           ===================          ===================



See notes to financial statements.

                                            ATHEY PRODUCTS CORPORATION
                                             STATEMENTS OF CASH FLOWS
-------------------------------------------------------------------------------------------------------------

                                                                Three Months Ended          Three Months Ended
                                                                   March 31,1999               March 31,1998
                                                                 ----------------            ----------------
                                                                    (Unaudited)                 (Unaudited)
OPERATING ACTIVITIES:
        Net loss                                                      $ (307,283)                  $ (17,680)
        Adjustments to reconcile net
                 loss to net cash used in operating activities:
              Depreciation and amortization                               91,897                     117,252
              Provision for deferred income tax                                -                      (9,000)

        Changes in operating assets and liabilities:
              Accounts receivable                                       (284,326)                   (732,670)
              Inventories                                              1,292,239                     453,091
              Prepaid expenses                                          (178,699)                    174,745
              Accounts payable                                          (697,237)                   (548,761)
              Employee compensation and amounts withheld                  18,488                      38,670
              Other accrued expenses                                     (31,713)                    244,356
              Warranty reserve                                            61,778                     94,449
                                                                 ----------------            ----------------
                   Net cash used in operating activities                 (34,856)                   (185,548)
                                                                 ----------------            ----------------

INVESTING ACTIVITIES:
        Purchase of plant equipment                                      (24,000)                    (62,043)
                                                                 ----------------            ----------------
                   Net cash used in investing activities                 (24,000)                    (62,043)
                                                                 ----------------            ----------------

FINANCING ACTIVITIES:
        Proceeds from line of credit                                     609,000                   2,237,000
        Repayment of line of credit                                            -                  (1,521,000)
        Excess of outstanding checks over bank balance                         -                    (457,538)
        Principal paid on obligations under capital lease                      -                     (10,871)
                                                                 ----------------            ----------------
                   Net cash provided by financing activities             609,000                     247,591
                                                                 ----------------            ----------------

NET INCREASE IN CASH
         AND CASH EQUIVALENTS                                            550,144                           -

CASH AND CASH EQUIVALENTS,
         BEGINNING OF PERIOD                                             143,391                       6,880
                                                                 ----------------            ----------------

CASH  AND CASH EQUIVALENTS
         END OF PERIOD                                                 $ 693,535                     $ 6,880
                                                                 ================            ================

SUPPLEMENTAL CASH FLOW DISCLOSURES:
        Interest paid                                                  $ 100,032                     $ 5,244
                                                                 ================            ================


See notes to financial statements.

ATHEY PRODUCTS CORPORATION

NOTES TO FINANCIAL STATEMENTS



I. The condensed financial statements included herein have been prepared by Athey Products Corporation (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations; however, the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's latest annual report on Form 10-K for the year ended December 31, 1998.

II. The financial information reflects all adjustments which are, in the opinion of Management, necessary to a fair presentation of the results for the interim period presented.

III. Earnings per share are computed on the basis of the weighted average number of shares outstanding during the period, which were 3,805,608 both in 1999 and 1998.

ATHEY PRODUCTS CORPORATION

Item 2.   Management's Discussion and Analysis of Financial
Condition and Results of Operations.


The forward-looking statements included in the "Management's Discussion and Analysis of Financial Condition and Results of Operations" section, which reflect management's best judgment based on factors currently known, involve risks and uncertainties. Words such as "expects", "anticipates", "believes", "intends", and "hopes", variations of such words and similar expressions are intended to identify such forward-looking statements. Actual results could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including but not limited to, the factors discussed in such section. Forward-looking information provided by the Company in such section pursuant to the safe harbor established under the Private Securities Litigation Reform Act of 1995 should be evaluated in the context of these factors.


RESULTS OF OPERATIONS

Three Months Ended March 31, 1999 ("First Quarter 1999")

        as compared to

Three Months Ended March 31, 1998 ("First Quarter 1998")

The Company's net sales for the First Quarter of 1999 were $9,568,046, a 35.7% increase from the $7,048,468 recorded in the First Quarter of 1998. The $2,519,578 increase in net sales was primarily attributable to a 45.3% increase in the number of sweeper units shipped. The Company entered into the First Quarter of 1999 with an order backlog of approximately $12,700,000. Plant productivity improvements started late in 1998 have begun to shorten the sweeper manufacturing cycle, which also contributed to the increased production of sweepers during the First Quarter. Sales orders remained strong during the First Quarter of 1999 and at March 31 1999, the Company had a backlog of orders it believed to be firm of approximately $14,532,000.

Cost of goods sold as a percentage of net sales was 84.9% in the First Quarter of 1999 as compared to 78.3% in the First Quarter of 1998. While the Company continued to experience some of the production inefficiencies that impacted the last three quarters of 1998, plant productivity was improved in the First Quarter of 1999 due to fewer delays in receiving manufactured parts and other production schedule adjustments.

The Company's selling, administrative and engineering expenses were $1,664,518, and increase of $102,310 or 6.5% from the $1,562,208 recorded in the First Quarter of 1998. However, as a percentage of net sales, these expenses decreased to 17.4% of net sales in the First Quarter of 1999 from 22.2% of net sales for the First Quarter of 1998. The overall increase was primarily due to higher warranty expenses as the Company continued its Campaign warranty program.

Other expenses were $99,562 in the First Quarter of 1999 compared to $1,085 in the First Quarter of 1998. This increase is primarily due to increased interest expense on the Company's larger short-term borrowings outstanding during the quarter.

The net loss after income tax benefit for the First Quarter of 1999 was $307,283 or $.08 per share, as compared to a net loss after income tax benefit $17,680 or $0.00 per share for the First Quarter of 1998.


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

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 1999, the Company had working capital of $9,055,759; the ratio of current assets to current liabilities was 1.9 to 1; and the debt to equity ratio was .84 to 1. This compares to working capital of $9,295,145; a ratio of current assets to current liabilities of 1.9 to 1; and a debt to equity ratio of .82 to 1 at December 31, 1998.

At March 31, 1999, cash and cash equivalents were $693,535, as compared to $143,391 at December 31, 1998. During the First Quarter of 1999, the Company experienced a higher level of usage of its credit line to support cash flow requirements.

The Company has generally relied upon internally generated funds and short-term bank borrowings to satisfy working capital requirements to fund capital expenditures.

At March 31, 1999, the Company had fully utilized its $5,000,000 secured line of credit with a financial institution. This secured line of credit is for general working capital purposes and will expire June 15, 1999. This credit line bears interest at the financial institution's prime rate plus one percent and is secured by a first lien position on all accounts receivable, inventory, equipment and other assets, as well as a security interest and deed of trust on the Company's real estate located in Wake Forest, North Carolina.

At March 31, 1999, the Company was negotiating with a new lender for a new credit facility that would increase the Company's available credit line. On March 19, 1999, the Company had obtained an expression of interest from this new potential lender. This expression of interest is subject to further negotiations and due diligence procedures, and no assurance can be given that the Company will obtain a new line of credit in the future. If the Company is unable to obtain a new line of credit, its ability to finance its day to day operations could be adversely affected.

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

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.  None

Item 2.  Changes in Securities and Use of Proceeds.  None

Item 3.  Defaults upon Senior Securities.  None.

Item 4.  Submission of Matters to a Vote of Security Holders.  None.

Item 5.  Other Information.  None

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



                                            ATHEY PRODUCTS CORPORATION



Date:     04/27/99                          /s/ Thomas N. Nelson
                                            -------------------------------
                                                Thomas N. Nelson
                                                President and Treasurer


Date:     04/27/99                          /s/ William H. Warden
                                            -------------------------------
                                                William H. Warden
                                                Director of Finance