Form 10-Q
period 1999-06-30
ATHEY PRODUCTS CORP
filed 1999-07-23
CIK 8109

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
                    THE SECURITIES AND EXCHANGE ACT OF 1934


                              For the Quarter Ended
                                  June 30, 1999
                          Commission File Number 1-2723

                          ATHEY PRODUCTS CORPORATION
------------------------------------------------------------------------------
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

Not Applicable
------------------------------------------------------------------------------
Former name, former address and former fiscal year, If changed since last report


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes X . No ___.

Number of Common Shares Outstanding as of June 30, 1999: 3,805,608


                        ATHEY PRODUCTS CORPORATION

                                    I N D E X

                                                                                    Page
                                                                                   Number
                                                                                   ------
PART I.     FINANCIAL INFORMATION

      Item 1. Financial Statements

              Balance Sheets as of June 30, 1999 (unaudited) and December 31,
              1998.                                                                3 - 4

              Statements of Operations for the six months ended June 30, 1999
              (unaudited) and June 30, 1998 (unaudited).                               5

              Statements of Operations for the three months ended June 30, 1999
              (unaudited) and June 30, 1998 (unaudited).                               6

              Statements of Cash Flows for the six months ended June 30, 1999
              (unaudited) and June 30, 1998 (unaudited).                               7

              Notes to Financial Statements.                                           8

      Item 2. Management's Discussion and Analysis of Financial
              Condition and Results of Operations                                 9 - 12


PART II.    OTHER INFORMATION                                                    13 - 14

ATHEY PRODUCTS CORPORATION

                                 BALANCE SHEETS
-------------------------------------------------------------------------------------
                                                             June 30,    December 31,
                                                               1999          1998
                                                          ------------   ------------
                                                           (Unaudited)     (Audited)
ASSETS
     CURRENT ASSETS:
            Cash and cash equivalents                      $   515,224   $   143,391
            Accounts receivable (less allowances for
              doubtful accounts of $331,362 and $285,280,
              for 1999 and 1998 respectively)                3,922,701     2,974,180
            Inventories                                     16,240,195    16,466,109
            Prepaid expenses                                   202,605        43,153
            Deferred income taxes                              107,489       107,489
                                                       -----------------------------
                              Total current assets          20,988,214    19,734,322
                                                       -----------------------------
     OTHER ASSETS:
             Other                                               2,230         2,230
                                                       -----------------------------
                              Total other assets                 2,230         2,230
                                                       -----------------------------

      PROPERTY, PLANT AND EQUIPMENT:
             Land and land improvements                         47,785        47,785
             Buildings and building improvements             3,940,997     3,929,722
             Machinery and equipment                         5,070,032     5,043,279
                                                       -----------------------------
                                                             9,058,814     9,020,786
             Less accumulated depreciation                  (5,605,885)   (5,421,676)
                                                       -----------------------------
               Total property, plant and equipment, net      3,452,929     3,599,110
                                                       -----------------------------
                                                           $24,443,373   $23,335,662
                                                       =============================

See notes to financial statements.

                           ATHEY PRODUCTS CORPORATION

                                 BALANCE SHEETS

--------------------------------------------------------------------------------------
                                                    June 30,            December 31,
                                                     1999                  1998
                                                 --------------      -----------------
                                                  (Unaudited)          (Audited)
LIABILITIES AND SHAREHOLDERS' EQUITY
         CURRENT LIABILITIES:
                 Short-term borrowing               $ 5,000,000         $ 4,391,000
                 Accounts payable                     3,862,099           3,542,854
                 Employee compensation and
                   amounts withheld                     458,648             438,424
                 Other accrued expenses                 360,094             320,733
                 Warranty reserve                     1,855,252           1,746,166
                                                 --------------      --------------
                      Total current liabilities      11,536,093          10,439,177
                                                 --------------      --------------
          NONCURRENT LIABILITIES:
                 Deferred income taxes                  107,489             107,489
                                                 --------------      --------------
                      Total noncurrent liabilities      107,489             107,489
                                                 --------------      --------------
          SHAREHOLDERS' EQUITY:
                 Common stock, par value $2 per share:
                      Authorized 10,000,000 shares;
                      Issued 4,020,459 shares         8,040,918           8,040,918
                 Additional paid-in capital          16,218,394          16,218,394
                 Retained earnings (deficit)        (10,530,963)        (10,541,758)
                 Less cost of 214,851 common
                     shares in treasury                (928,558)           (928,558)
                                                 --------------      --------------
                     Total shareholders' equity      12,799,791          12,788,996
                                                 --------------      --------------
                                                   $ 24,443,373        $ 23,335,662
                                                 ==============      ==============

See notes to financial statements.

                           ATHEY PRODUCTS CORPORATION

                            STATEMENTS OF OPERATIONS

-------------------------------------------------------------------------------------
                                                    Six Months         Six Months
                                                      Ended              Ended
                                                      June 30,           June 30,
                                                       1999              1998
                                                  ---------------   ----------------
                                                   (Unaudited)        (Unaudited)
NET SALES                                            $ 20,493,974      $  15,093,061
Cost of goods sold                                     16,917,902         12,888,159
                                                  ---------------   ----------------
Gross profit                                            3,576,072          2,204,902

Selling, administrative and engineering expenses        3,382,224          3,379,294
                                                  ---------------   ----------------
Earnings (loss) from operations                           193,848         (1,174,392)

Other income                                               38,755          2,109,030
Other expenses                                            221,808             52,573
                                                  ---------------   ----------------
Earnings before income tax benefit                         10,795            882,065

Income tax benefit                                              -            (39,149)
                                                  ---------------   ----------------
NET EARNINGS                                         $     10,795       $    921,214
                                                  ===============   ================
NET EARNINGS PER SHARE                                $      0.00        $      0.24
                                                  ===============   ================

pWEIGHTED AVERAGE SHARES OUTSTANDING                     3,805,608          3,805,608
                                                  ===============   ================

See notes to financial statements.

                           ATHEY PRODUCTS CORPORATION

                            STATEMENTS OF OPERATIONS

-----------------------------------------------------------------------------------
                                                   Three Months      Three Months
                                                      Ended              Ended
                                                      June 30,          June 30,
                                                       1999              1998
                                                  ---------------   ---------------
                                                     (Unaudited)       (Unaudited)
NET SALES                                              10,925,928         8,044,593
Cost of goods sold                                      8,792,877         7,369,171
                                                  ---------------   ---------------
Gross profit                                            2,133,051           675,422
Selling, administrative and engineering expenses        1,717,706         1,817,086
                                                  ---------------   ---------------
Earnings (loss) from operations                           415,345        (1,141,664)
Other income                                               24,979         2,101,897
Other expenses                                            122,246            51,488
                                                  ---------------   ---------------
Earnings before income tax benefit                        318,078           908,745
Income tax benefit                                              -           (30,149)
                                                  ---------------   ---------------
NET EARNINGS                                         $    318,078      $    938,894
                                                  ===============   ===============
NET EARNINGS PER SHARE                               $       0.08      $       0.24
                                                  ===============   ===============
WEIGHTED AVERAGE SHARES OUTSTANDING                     3,805,608         3,805,608
                                                  ===============   ===============

See notes to financial statements.

                           ATHEY PRODUCTS CORPORATION

                            STATEMENTS OF CASH FLOWS


---------------------------------------------------------------------------------
                                              Six Months Ended   Six Months Ended
                                                 June 30,1999       June 30,1998
                                              ----------------   ----------------
                                                (Unaudited)        (Unaudited)
OPERATING ACTIVITIES:
        Net earnings                                $   10,795       $ 921,214
        Adjustments to reconcile net earnings
              To net cash used in operating
                activities:
              Depreciation and amortization            184,209         236,566
              Provision for doubtful accounts           46,082          25,000
              Provision for deferred income tax              -        (464,337)
              Gain on sale of marketable securities          -      (2,095,965)

        Changes in operating assets and liabilities:
              Accounts receivable                     (994,603)     (1,985,792)
              Inventories                              225,914         392,244
              Prepaid expenses                        (159,452)        299,323
              Accounts payable                         319,245      (1,247,203)
              Employee compensation and amounts
                 withheld                               20,224          18,378
              Other accrued expenses                    39,361         136,711
              Warranty reserve                         109,086         434,190
              Income taxes payable                           -         425,189
                                                ---------------  -------------
                Net cash used in operating
                  activities                          (199,139)     (2,904,482)
                                                ---------------  -------------
INVESTING ACTIVITIES:
        Purchase of plant equipment                    (38,028)       (154,397)
        Proceeds from sale of marketable
          securities                                         -       3,041,716
                                                ---------------  -------------
                Net cash provided by (used
                  in) investing activities             (38,028)      2,887,319
                                                ---------------  -------------
FINANCING ACTIVITIES:
        Proceeds from line of credit                   609,000       7,869,000
        Repayment of line of credit                          -      (3,846,000)
        Excess of outstanding checks over
          bank balance                                       -        (949,800)
        Principal paid on obligations under
          capital lease                                      -         (14,507)
                                               ---------------  -------------
                Net cash provided by
                  financing activities                 609,000       3,058,693
                                               ---------------  -------------
NET INCREASE IN CASH
         AND CASH EQUIVALENTS
                                                       371,833       3,041,530

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD         143,391           6,880
                                               ---------------  --------------
CASH  AND CASH EQUIVALENTS END OF PERIOD           $   515,224     $ 3,048,410
                                               ===============  ==============
SUPPLEMENTAL CASH FLOW DISCLOSURES:
        Interest paid                              $   221,782      $   51,245
                                               ===============  ==============

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

III. Earnings (loss) per share amounts are computed on the basis of the weighted average number of shares outstanding during the period, which were 3,805,608 in 1999 and 1998.

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

                         Six Months Ended June 30, 1999

                                 as compared to

                         Six Months Ended June 30, 1998

The Company's net sales for the six months ended June 30, 1999 were $20,493,974, a 35.8% or $5,400,913 increase from the $15,093,061 recorded for the same period in 1998. The sales increase reflects a 51.3% increase in the number of sweepers shipped during the period as compared to the same period for 1998. This volume increase was partially offset by a 13.9% decrease in replacement parts sales. The increase in sweeper shipments was primarily attributable to productivity improvements.

Cost of goods sold as a percentage of net sales was 82.6% for the six months ended June 30, 1999 as compared to 85.4% during the same period for 1998. 1998 was adversely impacted by production inefficiencies resulting from delays in receiving manufacturing parts.

The Company's selling, administrative and engineering expenses increased $2,930 to $3,382,224 or 16.5% of net sales, from $3,379,294 or 22.4% of net sales.
Selling, administrative and engineering expenses in 1999 have been favorably impacted by personnel reductions and lower warranty expenses, which were offset by increased legal and professional fees.

Earnings from operations for the first six months of 1999 represent a $1,368,240 improvement over the operational results reported from the same six months in 1998. This improvement is primarily attributable to steps taken to streamline the Company's operations.

Other income for 1999 was $38,755 as compared to $2,109,030 recorded in 1998. Included in other income for 1998 was a pre-tax gain of $2,095,965 on the sale of marketable securities.

Other expenses for 1999 were $221,808 as compared to $52,573 recorded in 1998. This increase in other expenses for 1999 is primarily related to increased interest expense associated with the borrowings on the Company's line of credit.

The net earnings for the six months ended June 30, 1999, was $10,795 or $.00 per share, as compared to a net earnings of $921,214 or $.24 per share recorded for the same period in 1998.

            Three Months Ended June 30, 1999 ("Second Quarter 1999")

                                 as compared to

            Three Months Ended June 30, 1998 ("Second Quarter 1998")

The Company's net sales for the Second Quarter 1999 were $10,925,928, representing a 35.8%, or $2,881,335 increase, from net sales of $8,044,593 achieved in the Second Quarter 1998. This sales increase is attributable to a 56.7% increase in number of units shipped, partially offset by a 22.8% decline in replacement parts sales. The Second Quarter 1999 increase in sweeper shipments was primarily attributable to productivity improvements.

The cost of goods sold, as a percentage of net sales, was 80.5% in the Second Quarter 1999 compared with 91.6% in the Second Quarter 1998. The Second Quarter 1998 amount reflects significant manufacturing inefficiencies resulting from delays in receiving manufacturing parts.

The Company's selling, administrative, and engineering expenses decreased $99,380 to $1,717,706 or 15.7% of net sales, in the Second Quarter 1999 from $1,817,086 or 22.6% of net sales in the Second Quarter 1998. The decrease is a result of on-going cost reduction efforts initiated in the First Quarter of 1999.

Other income for the Second Quarter 1999 was $24,979 as compared to $2,101,897 recorded in the Second Quarter 1998. Included in other income for Second Quarter 1998 was a pre-tax gain of $2,095,965 on the sale of marketable securities.

Other expenses for the Second Quarter 1999 were $122,246 as compared to $51,488 recorded in the Second Quarter 1998. This increase in other expenses for the Second Quarter 1999 is related to increased interest expense associated with the borrowings on Company's line of credit.

The net earnings for the three months ended June 30, 1999 was $318,078 or $.08 per share, as compared to net earnings of $938,894 or $.24 per share for the three months ended June 30, 1998.

Effects of Inflation

The Company attempts to minimize the impact of inflation on production and operating costs through cost control programs and productivity improvements. Over the past three years, the rate of inflation has not had a significant impact on the Company's operations. Prices paid for raw materials and other manufacturing inputs have remained fairly stable throughout this period. On a longer-term basis, the Company has demonstrated an ability to adjust the sales prices of its products in reaction to changing costs.

Liquidity and Capital Resources

At June 30, 1999, the Company had working capital of $9,452,121; the ratio of current assets to current liabilities was 1.8 to 1; and the debt to equity ratio was .91 to 1.

This compares to working capital of $9,295,145; a ratio of current assets to current liabilities of 1.9 to 1; and a debt to equity ratio of .82 to 1 at December 31, 1998.

The Company did not authorize any common stock repurchases during 1999 or 1998.

The Company closed on a new credit facility with NationsCredit Commercial Corporation on June 30, 1999, and which was funded on July 7, 1999. The new credit facility is in the form of a revolving and term loan credit facility, which is secured by all the assets and inventory of the company, and will provide an aggregate principal amount of up to $9 million for working capital and the repayment of its prior credit facility. The new credit facility provides the financing needed by the Company to continue its increased sales growth.

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

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.  None.

Item 2.  Changes in Securities.  None.

Item 3.  Defaults upon Senior Securities.  None.

Item 4. Submission of Matters to a Vote of Security Holders. The annual meeting of stockholders for the Company was held on May 27, 1999, at which meeting the following matters were voted on by the stockholders:

         (i) Set the number of directors at five (5) (3,642,362 for, 0 against, and 55,599 abstaining) and Election of Directors.

                                                                        Votes Abstaining
            Name                       Votes for     Votes Against    and Broker Non-Votes
            ----                       ---------     -------------    --------------------
            John P. Kelly              3,642,364           0                163,244
            John F. McCullough         3,643,524           0                162,084
            Martin W. McCullough       3,642,442           0                163,166
            Thomas N. Nelson           3,643,765           0                161,843
            Richard A. Rosenthal       3,642,362           0                163,246

         (ii) Ratification of the Appointment of Auditors

                                                              Votes Abstaining
            Votes For            Votes Against             and Broker Non-Votes
            ---------            -------------             --------------------
            3,692,939                2,280                        110,389

Item 5.  Other Information.

       The Board of Directors of the Company announced the election of the following on June 3, 1999:

       Thomas N. Nelson             President and Chief Executive Officer
       Wes O. Brant                 Vice-President Operations
       Lawrence C. Ball             Vice-President Materials
       William E. Carty             Vice-President Manufacturing
       William H. Warden            Vice-President Finance, Chief Financial
                                      Officer, and Corporate Treasurer
       Phyllis C. Pearce            Corporate Secretary

Item 6.  Exhibits and Reports on Form 8-K.

         (a) Loan and Security Agreement entered into on June 30, 1999, between Athey Products Corporation and NationsCredit Commercial Corporation, through is NationsCredit Commercial Funding Division.

         (b) No reports on Form 8-K have been filed during the Quarter for which this report is filed.

                                SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    ATHEY PRODUCTS CORPORATION

Date:  July 23, 1999               /s/  Thomas N. Nelson
                                   -------------------------------------------
                                        Thomas N. Nelson
                                        President and Chief Executive Officer


Date:  July 23, 1999               /s/  William H. Warden
                                   -------------------------------------------
                                        William H. Warden
                                        Vice-President  Finance,
                                        Chief Financial Officer, and
                                        Corporate Treasurer