Form 10-Q
period 1999-09-30
ATHEY PRODUCTS CORP
filed 1999-11-12
CIK 8109

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

                 QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
                     THE SECURITIES AND EXCHANGE ACT OF 1934


                              For the Quarter Ended
                               September 30, 1999
                          Commission File Number 1-2723
                                                 ------

                           ATHEY PRODUCTS CORPORATION
--------------------------------------------------------------------------------
               (Exact name of registrant as specified in charter)

                  Delaware                                36-0753480
   -------------------------------                    ------------------
   (State or other jurisdiction of                    (I.R.S. Employer
    incorporation or organization)                    Identification No.)


1839 South Main Street, Wake Forest, North Carolina                  27587-9289
--------------------------------------------------------------------------------
(Address of Principal Executive Offices)                             (Zip Code)

Registrant's Telephone Number, Including Area Code:                919-556-5171
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
                                      ---     ---

Number of Common Shares Outstanding as of September 30, 1999:         3,805,608
                                                   ----------

                           ATHEY PRODUCTS CORPORATION

                                    I N D E X


                                                                           Page
                                                                          Number
                                                                          ------

PART I.  FINANCIAL INFORMATION

         Item 1.    Financial Statements

                      Balance Sheets as of September 30, 1999
                         (unaudited) and December 31, 1998.               3 - 4

                   Statements of Operations for the nine
                         months ended September 30, 1999 (unaudited)
                         and September 30, 1998 (unaudited).                5

                   Statements of Operations for the three
                         months ended September 30, 1999 (unaudited)
                         and September 30, 1998 (unaudited).                6

                  Statements of Cash Flows for the nine
                         months ended September 30, 1999 (unaudited)
                         and September 30, 1998 (unaudited).                7

                         Notes to Financial Statements.                     8

         Item 2.  Management's Discussion and Analysis of Financial
                             Condition and Results of Operations          9 - 13


PART II.          OTHER INFORMATION                                      14 - 15


                           ATHEY PRODUCTS CORPORATION
                                 BALANCE SHEETS
------------------------------------------------------------------------------------------------------------------------------------

                                                                                    September 30,          December 31,
                                                                                        1999                  1998
                                                                                ---------------------   -----------------
                                                                                       (Unaudited)            (Audited)
ASSETS
     CURRENT ASSETS:
            Cash and cash equivalents                                                     $   180,056         $   143,391
            Accounts receivable (less allowances for doubtful accounts
                of $285,600 and $285,280, for 1999 and 1998, respectively)                  3,953,792           2,974,180
            Inventories                                                                    16,790,411          16,466,109
            Prepaid expenses                                                                  370,784              43,153
            Deferred income taxes                                                              97,489             107,489
                                                                                -----------------------------------------
                              Total current assets                                         21,392,532          19,734,322
                                                                                -----------------------------------------
     OTHER ASSETS:
             Other                                                                              2,230               2,230
                                                                                -----------------------------------------
                              Total other assets                                                2,230               2,230
                                                                                -----------------------------------------

      PROPERTY, PLANT AND EQUIPMENT:
             Land and land improvements                                                        47,785              47,785
             Buildings and building improvements                                            3,940,997           3,929,722
             Machinery and equipment                                                        5,069,358           5,043,279
                                                                                -----------------------------------------
                                                                                            9,058,140           9,020,786
             Less accumulated depreciation                                                 (5,688,238)         (5,421,676)
                                                                                -----------------------------------------
                              Total property, plant and equipment net                       3,369,902           3,599,110
                                                                                -----------------------------------------
                                                                                        $  24,764,664        $ 23,335,662
                                                                                =========================================


See notes to financial statements.

                           ATHEY PRODUCTS CORPORATION
                                 BALANCE SHEETS
------------------------------------------------------------------------------------------------------------------------------------


                                                                                       September 30,        December 31,
                                                                                          1999                 1998
                                                                                      ---------------      --------------
                                                                                       (Unaudited)           (Audited)
LIABILITIES AND SHAREHOLDERS' EQUITY
         CURRENT LIABILITIES:
                 Short-term borrowings                                                  $  4,466,373         $  4,391,000
                 Accounts payable                                                          2,791,492            3,542,854
                 Employee compensation and amounts withheld                                  424,543              438,424
                 Other accrued expenses                                                      191,072              320,733
                 Warranty reserve                                                          1,658,570            1,746,166
                                                                                        -------------        -------------
                                 Total current liabilities                                 9,532,050           10,439,177
                                                                                        -------------        -------------


          NONCURRENT LIABILITIES:
                 Long-term borrowings                                                      2,318,950                    -
                 Deferred income taxes                                                        97,489              107,489
                                                                                        -------------         ------------
                                   Total noncurrent liabilities                            2,416,439              107,489
                                                                                        -------------         ------------


          SHAREHOLDERS' EQUITY:
                 Common stock, par value $2 per share:
                      Authorized 10,000,000 shares;
                      Issued 4,020,459 shares                                              8,040,918           8,040,918
                 Additional paid-in capital                                               16,218,394          16,218,394
                 Retained earnings (deficit)                                             (10,514,579)        (10,541,758)
                 Less cost of 214,851  common shares
                     in treasury                                                            (928,558)           (928,558)
                                                                                        --------------      --------------
                                  Total shareholders' equity                              12,816,175          12,788,996
                                                                                        --------------      --------------
                                                                                        $ 24,764,664        $ 23,335,662
                                                                                        ==============      ==============

See notes to financial statements.
                                                             4


                           ATHEY PRODUCTS CORPORATION
                            STATEMENTS OF OPERATIONS
------------------------------------------------------------------------------------------------------------------------------------


                                                                                   Nine Months Ended          Nine Months Ended
                                                                                     September 30,              September 30,
                                                                                         1999                       1998
                                                                                   ------------------         -----------------
                                                                                       (Unaudited)               (Unaudited)
NET SALES                                                                             $  30,123,280            $  21,156,151
Cost of goods sold                                                                       24,954,185               21,666,561
                                                                                     ----------------         ----------------
Gross profit (loss)                                                                       5,169,095                 (510,410)

Selling, administrative and engineering expenses                                          4,816,792                5,338,885
                                                                                     ----------------         ----------------
Earnings (loss) from operations                                                             352,303               (5,849,295)

Other income                                                                                 37,531                2,191,835
Other expenses                                                                              362,655                  137,420
                                                                                     ----------------         ----------------
Earnings (loss) before income tax expense                                                    27,179               (3,794,880)

Income tax expense                                                                                -                      228
                                                                                     ----------------         ----------------

NET EARNINGS (LOSS)                                                                     $    27,179           $   (3,795,108)
                                                                                     ================         ================

NET EARNINGS (LOSS) PER SHARE                                                           $      0.01           $        (1.00)
                                                                                     ================         ================

WEIGHTED AVERAGE SHARES
  OUTSTANDING                                                                             3,805,608                3,805,608
                                                                                     ================         ================

See notes to financial statements.


                           ATHEY PRODUCTS CORPORATION
                            STATEMENTS OF OPERATIONS
------------------------------------------------------------------------------------------------------------------------------------

                                                                                   Three Months Ended        Three Months Ended
                                                                                      September 30,             September 30,
                                                                                         1999                       1998
                                                                                   -------------------       -------------------
                                                                                      (Unaudited)                (Unaudited)
NET SALES                                                                              $   9,629,306           $   6,063,090
Cost of goods sold                                                                         8,036,283               8,778,402
                                                                                      ---------------         ---------------
Gross profit (loss)                                                                        1,593,023              (2,715,312)

Selling, administrative and engineering expenses                                           1,434,568               1,959,591
                                                                                      ---------------         ---------------
Earnings (loss) from operations                                                              158,455              (4,674,903)

Other income                                                                                  (1,224)                 82,805
Other expenses                                                                               140,847                  84,847
                                                                                      ---------------         ----------------
Earnings (loss) before income tax expense                                                     16,384              (4,676,945)

Income tax expense                                                                                 -                  39,377
                                                                                      ---------------         ----------------

NET EARNINGS (LOSS)                                                                      $    16,384           $  (4,716,322)
                                                                                      ===============         ================

NET EARNINGS (LOSS) PER SHARE                                                            $      0.00           $       (1.24)
                                                                                      ===============         ================

WEIGHTED AVERAGE SHARES
  OUTSTANDING                                                                              3,805,608               3,805,608
                                                                                      ===============         ================

See notes to financial statements.


                           ATHEY PRODUCTS CORPORATION
                            STATEMENTS OF CASH FLOWS
------------------------------------------------------------------------------------------------------------------------------------
                                                                                     Nine Months Ended         Nine Months Ended
                                                                                     September 30,1999         September 30,1998
                                                                                ----------------------------------------------------
                                                                                         (Unaudited)               (Unaudited)
OPERATING ACTIVITIES:
        Net earnings                                                                   $     27,179               $ (3,795,108)
        Adjustments to reconcile net earnings to net cash used in operating activities:
              Depreciation and amortization                                                 266,562                    337,497
              Provision for doubtful accounts                                                   320                     25,000
              Provision for deferred income tax                                                   -                        230
              Gain on sale of marketable securities                                               -                 (2,095,965)

        Changes in operating assets and liabilities:
              Accounts receivable                                                           (979,932)                  116,600
              Inventories                                                                   (324,302)                1,954,135
              Prepaid expenses                                                              (327,631)                  213,996
              Accounts payable                                                              (751,362)                 (451,094)
              Employee compensation and amounts withheld                                     (13,881)                  119,830
              Other accrued expenses                                                        (129,661)                  (93,676)
              Warranty reserve                                                               (87,596)                  547,242
              Refundable income taxes                                                              -                   749,045
                                                                                      ----------------             -------------
                   Net cash used in operating activities                                  (2,320,304)               (2,372,268)
                                                                                      ----------------             -------------

INVESTING ACTIVITIES:
        Purchase of plant equipment                                                          (37,354)                 (352,661)
        Proceeds from sale of marketable securities                                                -                 3,041,716
                                                                                      ----------------             -------------
                   Net cash provided by (used in) investing activities                       (37,354)                2,689,055
                                                                                      ----------------             -------------

FINANCING ACTIVITIES:
        Proceeds from line of credit                                                      16,126,736                12,472,000
        Repayment of line of credit                                                      (13,807,786)               (8,236,000)
        Short-term borrowings                                                                 75,373                         -
        Excess of outstanding checks over bank balance                                             -                  (697,288)
        Principal paid on obligations under capital lease                                          -                   (14,507)
                                                                                      ----------------             -------------
                   Net cash provided by financing activities                               2,394,323                 3,524,205
                                                                                      ----------------             -------------

NET INCREASE IN CASH
         AND CASH EQUIVALENTS
                                                                                              36,665                 3,840,992

CASH AND CASH EQUIVALENTS,
         BEGINNING OF PERIOD                                                                 143,391                     6,880
                                                                                      ----------------            --------------

CASH  AND CASH EQUIVALENTS
         END OF PERIOD                                                                $       80,056              $  3,847,87
                                                                                      ================            ==============

SUPPLEMENTAL CASH FLOW DISCLOSURES:
        Interest paid                                                                 $      356,485              $   115,658
                                                                                      ================            ==============

See notes to financial statements
                                        7

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

ATHEY PRODUCTS CORPORATION
--------------------------

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
          ---------------------------------------------------------------


The forward-looking statements included in the "Management's Discussion and Analysis of Financial Condition and Results of Operations" section, which reflect management's best judgment based on factors currently known, involve risks and uncertainties. Words such as "expect", "anticipates", "believes", "intends", and "hopes", variations of such words and similar expressions are intended to identify such forward-looking statements. Actual results could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including but not limited to, the factors discussed in such section. Forward-looking information provided by the Company in such section pursuant to the safe harbor established under the Private Securities Litigation Reform Act of 1995 should be evaluated in the context of these factors.



RESULTS OF OPERATIONS
---------------------

Significant Event Affecting Comparability

The comparability of statement of operations data has been affected by the following significant item.


         [ ] In May 1998, the Company sold its marketable securities for $3,041,716. This sale resulted in a pre-tax gain of $2,095,965. The effect was an increase in net earnings after tax of $1,383,337 or $.36 per share.

Nine Months Ended September 30, 1999
------------------------------------
         as compared to

Nine Months Ended September 30, 1998
------------------------------------

The Company's net sales for the nine months ended September 30, 1999 were $30,123,280, a 42.4% or $8,967,129 increase from the $21,156,151 recorded for the same period in 1998. The sales increase reflects a 52.4% increase in the number of units shipped during the period as compared to the same period for 1998. This volume increase was partially offset by an 8.4% decrease in replacement parts sales. The increase in units shipments was primarily attributable to productivity improvements.

Cost of goods sold as a percentage of net sales was 82.8% for the nine months ended September 30, 1999 as compared to 102.4% during the same period for 1998. Cost of goods sold in the third quarter of 1998 was negatively impacted by charges of approximately $2,347,000. The adjustments consisted of the following:
(i) approximately $759,000 charged as a result of the Company's annual physical inventory taken at the end of September; (ii) approximately $755,000 relating to production inefficiencies; (iii) approximately $421,000 relating to an increase in the reserve for obsolete inventories based on the Company's ongoing review of future production requirements; and (iv) approximately $412,000 relating to adjustments to net realizable value of the Company's used finished goods and demonstration fleet.

The Company's selling, administrative and engineering expenses decreased $522,093 from $5,338,885 or 25.2% of net sales, to $4,816,792 or 16.0% of net sales. Selling, administrative and engineering expenses in 1999 have been favorably impacted by cost controls and lower warranty expense.

Other income for 1999 was $37,531 as compared to $2,191,835 recorded in 1998. Included in other income for 1998 was a gain of $2,095,965 on the sale of marketable securities.

Other expenses for 1999 were $362,655 as compared to $137,420 recorded in 1998. This increase in other expenses for 1999 is related to increased interest expense associated with the borrowings on the Company's credit facility.

Income tax expense for 1999 and 1998 varies from the customary relationship of 34% primarily due to changes in the Company's valuation reserve allowance against recorded deferred tax assets.

The net earnings after tax for the nine months ended September 30, 1999, was $27,179 or $.01 per share, as compared to a net loss after tax of $3,795,108 or $1.00 per share recorded for the same period in 1998.




Three Months Ended September 30, 1999 ("Third Quarter 1999")
------------------------------------------------------------
         as compared to

Three Months Ended September 30, 1998 ("Third Quarter 1998")
------------------------------------------------------------

The Company's net sales for the Third Quarter 1999 were $9,629,306, representing a 58.8%, or $3,566,216 increase from net sales of $6,063,090 reported in the Third Quarter 1998. This sales increase is attributable to a 54.5% increase in number of units shipped, and a 16.1% increase in replacement parts sales. The Third Quarter 1999 increase in units shipments was attributable to productivity improvements.

The cost of goods sold, as a percentage of net sales, was 83.5% in the Third Quarter 1999 compared with 144.8% in the Third Quarter 1998. The Third Quarter 1998 amount reflects manufacturing inefficiencies and the inventory adjustments discussed above.

The Company's selling, administrative, and engineering expenses decreased $525,023 to $1,434,568 in the Third Quarter 1999 or 14.9% of net sales, from $1,959,591 in the Third Quarter 1998 or 32.3% of net sales. The decrease is a result of cost controls initiated in the First Quarter of 1999.

Other income for the Third Quarter 1999 was ($1,224) as compared to $82,805 recorded in the Third Quarter 1998. Included in other income for Third Quarter 1998 was interest income earned on the proceeds from the sale of marketable securities.

Other expenses for the Third Quarter 1999 were $140,847 as compared to $84,847 recorded in the Third Quarter 1998. This increase in other expenses for the Third Quarter 1999 is related to increased interest expense associated with the borrowings on the Company's line of credit.

The income tax expense for the Third Quarter 1999 and Third Quarter 1998 varies from the customary relationship of 34% primarily due to changes in the Company's valuation reserve allowance against recorded deferred tax assets.

The net earnings after tax for the three months ended September 30, 1999 was $16,384 or $.00 per share, as compared to a net loss after tax of $4,716,322 or $1.24 per share for the three months ended September 30, 1998.


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


Liquidity and Capital Resources
-------------------------------

At September 30, 1999 the Company had working capital of $11,860,482; the ratio of current assets to current liabilities was 2.2 to 1; and the debt to equity ratio was .93 to 1.

This compares to working capital of $9,295,145; a ratio of current assets to current liabilities of 1.9 to 1; and a debt to equity ratio of .82 to 1 at December 31, 1998.

The Company did not authorize any common stock repurchases during 1999 or 1998.

The Company closed on a new credit facility with Nations Credit on June 30, 1999, which was funded on July 7, 1999. The new credit facility is in the form of a revolving and term loan credit facility secured by all of the assets and inventory of the Company and will provide an aggregate principal amount of up to $9 million for working capital and the repayment of its prior credit facility. The new credit facility provides the financial flexibility needed by the Company to continue its turnaround.

Year 2000 Issue
---------------

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

PART II - OTHER INFORMATION
---------------------------

Item 1.  Legal Proceedings.
         -----------------

         On August 6, 1999, the Company filed a notice of noncompliance with the National Highway Traffic Safety Administration ("NHTSA") regarding the recently amended FMVSS No. 105. Specifically, the Company reported that a certain number of its street sweepers sold by the Company were sold without an antilock brake system required by FMVSS No. 105. The Company also reported that it had simultaneously filed a petition with the NHTSA seeking an exemption for the Company from the notification and remedy requirements of that regulation because the noncompliance was inconsequential to motor vehicle safety. If any remedial or other action is ultimately required of the Company in this regard, the Company believes that is has adequate reserves for the cost of such actions.

Item 2.  Changes in Securities.  None
         ---------------------

Item 3.  Defaults upon Senior Securities.  None
         -------------------------------

Item 4.  Submission of Matters to a Vote of Security Holders.  None
         ---------------------------------------------------

Item 5.  Other Information.
         -----------------

         On August 6, 1999, the Company announced that, due to the Company's failure to meet the Nasdaq National Market's $5 million minimum public float requirement, effective with the open of business on Monday, August 9, 1999, the listing of the Company's common stock would be transferred to the Nasdaq SmallCap Market.

         On October 18, 1999, in order to comply with the requirements for the listing on the SmallCap Market, Mr. John P. Kelly resigned from the Company's Board of Directors and Mr. Joseph L. Dindorf was appointed by the Board to fill the vacancy created by Mr. Kelly's resignation. Mr. Dindorf was also appointed to the Company's Audit Committee.

         On October 28, 1999, Nasdaq notified the Company that it satisfied all of the requirements to have its common stock listed on the SmallCap Market. Since that date, it has traded on the SmallCap Market under the symbol ATPC.

Item 6.  Exhibits and Reports on Form 8-K.
         --------------------------------

         (a)      No exhibits have been filed as part of this Report.
         (b) No reports on Form 8-K have been filed during the fiscal quarter for which this report is filed.



SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ATHEY PRODUCTS CORPORATION


Date:  November 12, 1999                  /s/  Thomas N. Nelson
---------------------------               --------------------------------------
                                          Thomas N. Nelson
                                          President and Chief Executive Officer


Date:  November 12, 1999                  /s/  William H. Warden
---------------------------               --------------------------------------
                                          William H. Warden
                                          Vice President - Finance,
                                          Chief Financial Officer, and
                                          Corporate Treasurer