Form 10-K
period 1999-12-31
ATHEY PRODUCTS CORP
filed 2000-03-31
CIK 8109

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

                   For the fiscal year ended December 31, 1999

                                       OR

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934.

          For the transition period from ____________ to ____________.

                           Commission File No. 1-2723

                           ATHEY PRODUCTS CORPORATION
                           ---------------------------
               (EXACT NAME OF REGISTRANT AS SPECIFIED IN CHARTER)

            DELAWARE                                 36-0753480
            --------                                 ----------
   (STATE OR OTHER JURISDICTION OF         (I.R.S. EMPLOYER IDENTIFICATION NO.)
   INCORPORATION OR ORGANIZATION)

  1839 SOUTH MAIN STREET, WAKE FOREST, NORTH CAROLINA              27587-9289
  ---------------------------------------------------              ----------
    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                       (ZIP CODE)

         Registrant's telephone number including area code: 919-556-5171
                                                            ------------
           Securities registered pursuant to Section 12(b) of the Act:
                                      NONE
                                      ----
                                (Title of Class)
           Securities registered pursuant to Section 12(g) of the Act:
                      COMMON STOCK, $2 PAR VALUE PER SHARE
                      ------------------------------------
                                (Title of Class)

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

         On March 20, 2000, there were 3,805,608 shares of common stock outstanding.

         On March 20, 2000, the aggregate market value of voting stock held by nonaffiliates (based upon the average bid and ask price of such stock) was approximately $4,235,828.

         Documents Incorporated by Reference - Portions of the Proxy Statement for the 2000 Annual Meeting of Shareholders are incorporated by reference into
Part III.

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

MOBILE STREET SWEEPER

     (A) MECHANICAL STREET SWEEPER. The mechanical street sweepers are of the four-wheel mechanical bottom dump and high-lift type and of the three-wheel mechanical high-lift type, which offers flexibility in the street cleaning operation. The four-wheel type is diesel powered with an automatic transmission. The three-wheel type is diesel powered with hydrostatic drive. All units have variable speed, hydraulically driven brooms and elevators for cleaner pickup of hard-to-sweep material.
     (B) HIGH SPEED RUNWAY SWEEPER. The Mobile high-speed vacuum airport sweeper, AV445, utilizes an exclusive blow-suction system to provide a versatile cleaner for airports. Its one of a kind design provides six sweepers in a single machine: FOD removal, glycol recovery, curb line sweeping, jet blasting large areas, magnetic sweeping and catch basin cleaning. Mounted on a variety of commercial chassis the wide choice of options makes the AV445 one of the most versatile sweepers in the industry.
     (C) REGENERATIVE AIR SWEEPER. The Company's RA730B regenerative air sweeper offers additional features beyond those previously available to the industry. Using a powerful vacuum system, its sweeping function is accomplished by a closed loop air system. Features such as quiet single engine designs, variable high dump, large hopper capacity and stainless steed designs on selected high wear components, provide an alternative to mechanical sweeper needs.

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

     (B) REPLACEMENT PARTS. The Registrant also manufactures and distributes replacement parts for its product lines.

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

                                         YEAR ENDED DECEMBER 31
                                       ---------------------------
         CLASS OF PRODUCT              1999         1998      1997
         ----------------              ----         ----      ----
         Mobile Street Sweepers          77%        70%        70%

         Replacement Parts               15%        23%        22%

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

PATENTS, TRADEMARKS, LICENSES. Although the Registrant owns certain patents, trademarks and licenses, none is of material importance to its business, with the exception of the trademark "Mobil Sweeper" owned by the Registrant and used in connection with its mobil street sweepers.
SEASONALITY. With respect to sales of products manufactured by the Registrant, it has been the experience of the Registrant that its heavy shipping period begins in the spring of the year and continues through the late fall of the year.
WORKING CAPITAL. The Registrant generates working capital from operations and borrowings under a bank line of credit. The Registrant does not generally provide extended payment terms to its customers; however, the Company may, on occasion, provide certain customers with alternative payment arrangements. CUSTOMERS. In 1999, the Company's largest customer was Nixon-Egli, a dealer selling to a local government entity. This customer accounted for approximately 24% of the Company's net sales. No other customer accounted for more than 10% of the Company's net sales.

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

BACKLOG. The dollar amount of the backlog of orders believed to be firm as of December 31, 1999 and December 31, 1998 was approximately $10,145,756 and $12,714,507, respectively. Mobil street sweepers accounted for 95% and 97%, respectively, of the backlogs as of such dates. The Registrant expects to complete all orders related to the December 31, 1999 backlog during the current fiscal year.
GOVERNMENT CONTRACTS. The Registrant has no material contracts with the federal government.
COMPETITION. The Registrant competes in the street sweeper, airport sweeper and force-feed loader markets with a number of other companies, which are larger and have greater financial resources than the Registrant.

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

RESEARCH AND DEVELOPMENT. The Registrant spent approximately
$44,000 in 1999, $98,000 in 1998, and $78,000 in 1997, to improve existing products and to consider new product lines.
ENVIRONMENT. Compliance with federal, state and local provisions which have been enacted or adopted regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, have had no material effects upon the capital expenditures, results of operations, and competitive position of the Registrant. Due to the nature of its business, the Registrant does not anticipate any material capital expenditure for environmental compliance during the next fiscal year.
EMPLOYEES. As of December 31, 1999, the Registrant employed 211 persons, of which 133 employees are subject to a collective bargaining agreement. The Registrant considers its relationship with its employees to be excellent.
EXPORT SALES. Sales to customers in foreign countries approximated $3,237,500 in 1999, $3,710,500 in 1998 and $1,356,000 in 1997. During 1999, such customers were located in North America, the Middle East and the Pacific Rim.

ITEM 2. PROPERTIES.
The Registrant owns one manufacturing plant, which, in the Registrant's opinion, is suitable and adequate for the manufacture of its products.

The Registrant's plant is located in Wake Forest, North Carolina. The plant, which was completed in 1965, is situated on approximately 39 acres, and is of prestressed concrete construction with steel crane ways and supports. The plant is believed to be one of the finest heavy-duty plants of its type in the southeastern part of the United States. During 1985, the Company completed an addition of approximately 29,000 square feet to the assembly area of the plant. During 1989, the Company completed an additional building as its new paint shop. This paint shop is 4,800 square feet, and is designed to be environmentally state-of-the-art. It uses filtered air both in and out of the paint room, and substantially reduces the possibility of contaminants in the painting process. During 1995, the Company added a 1,755 square foot Inspection Building. Of the approximately 206,935 square feet in the plant, approximately 186,415 square feet is devoted to manufacturing and assembly facilities, and to stockroom, shipping, and receiving facilities; approximately 16,360 square feet is used for general and executive offices; and approximately 4,160 square feet is an engineering department balcony area.

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

On August 6, 1999 the Company filed a notice of noncompliance with the National Highway Traffic Safety Administration ("NHTSA) regarding the recently amended FMVSS No. 105. Specifically, the Company reported that a certain number of its street sweepers sold by the Company were sold without an antilock brake system required by FMVSS No. 105. The Company also reported that it had simultaneously filed a petition with the NHTSA seeking an exemption for the Company from the notification and remedy requirements of that regulation because the noncompliance was inconsequential to motor vehicle safety. The public comment period relating to the Company's exemption request has terminated, and the Company is awaiting a final determination by NHTSA. If any remedial or other action is ultimately required of the Company in this regard, the Company believes that it has adequate reserves for the cost of such action; however, no assurance may be given in this regard.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
No matters were submitted to a vote of shareholders, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year ended December 31, 1999.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS. No cash dividends have been paid to stockholders during the last five years.

                             1999                         1998                        1997
                             ----                         ----                        ----
QUARTER ENDED          HIGH       LOW                HIGH       LOW             HIGH       LOW
-------------          ----       ---                ----       ---             ----       ---
March 31               3           2 1/16.           4 3/8       4               4 1/2        4
June 30                3 1/4       2 1/8             5 1/2       3 13/16         4 3/8        4
September 30           2 1/4       1 1/8             5 1/4       3 3/4           4 1/2        4 1/8
December 31            2           1 1/32             3 15/16     2 1/2           4 1/2        4 1/8

The Company's common shares are traded on the NASDAQ SmallCap Market under the symbol "ATPC". The common shares were transferred from the NASDAQ National Market to the NASDAQ SmallCap Market, and began being traded on the NASDAQ SmallCap Market, on October 28, 1999. The above quotations were received from the NASDAQ SmallCap and National Market. The number of registered stockholders of the Company's common stock (the "Common Stock") as of March 20, 2000 was 385.

On March 20, 2000, the last price of the Company's Common Stock on the NASDAQ Small Caps Market was $2.125 per share.

ITEM 6. SELECTED FINANCIAL DATA.

                                                             YEARS ENDED DECEMBER 31,
                                                             ------------------------
OPERATING DATA                            1999         1998           1997           1996             1995
--------------                            ----         ----           ----           ----             ----
Net Sales..................          $38,469,506   $ 28,042,117   $ 29,410,863    $ 30,046,068    $ 30,424,588
Net Earnings (Loss) .......              390,659     (9,806,960)     (1,969,312)        45,155           2,743
Net Earnings (Loss) Per Share               0.10          (2.58)          (0.52)          0.01           --
BALANCE SHEET DATA
------------------
Total Assets...............          $25,292,824   $ 23,335,661   $ 27,664,993    $ 29,927,231    $ 29,325,917
Long-Term Obligations .....            1,809,016           --              --           14,507          57,419



ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


                              RESULTS OF OPERATIONS

SIGNIFICANT EVENTS AFFECTING 1999 TO 1998 COMPARABILITY
The comparability of statement of operations data has been affected by the following significant items that occurred in 1999 and 1998.

[] In May 1998, the Company sold its marketable securities for $3,041,716. This sale resulted in a pre-tax gain of $2,095,965. The effect was an increase in net earnings after tax of $1,383,337 or $.36 per share.



1999 COMPARED WITH 1998

The Company's net sales were $38,469,506, a 37.2% or $10,427,389 increase from the $28,042,117 recorded in 1998. The sales increase reflects a 45.8% increase in the number of sweepers shipped in 1999 as compared to 1998. This volume increase in sweeper shipments was partially offset by an 11.9% decline in replacement parts sales. The increase in units shipped was primarily attributable to productivity improvements.

Cost of goods sold, as a percentage of net sales was 83.6% for 1999 as compared to 112.3% for 1998. Cost of goods sold in 1998 was significantly impacted by the production inefficiencies noted above and various inventory-related adjustments as the Company's new management team continued its review of current inventory levels in relation to future production requirements. Such inventory related adjustments consisted of the following: (i) approximately $759,000 charged in the third quarter of 1998 as a result of the Company's annual physical inventory taken at the end of September; (ii) approximately $2,111,000 relating to the production inefficiencies experienced throughout 1998 noted above; (iii) approximately $850,000 relating to the loss on obsolete inventory, primarily in the discontinued Composter product line, disposed of in the fourth quarter of 1998 at scrap value; (iv) approximately $210,000 relating to a net increase in the reserve for obsolete inventories based on the Company's ongoing review of future production requirements; and (v) approximately $830,000 relating to reductions to net realizable value of the Company's used finished goods and demonstration fleet, as the Company has implemented a more aggressive plan to reduce the size of this fleet.

The Company's selling, administrative and engineering expenses decreased by $2,889,170 to $5,434,060 (14.1% of net sales) in 1999 from $8,323,230 (29.7% of net sales) in 1998. Selling, administrative and engineering expenses in 1999 have been favorably impacted by cost controls and lower warranty expenses.

Other income for 1999 was $50,520 as compared to $2,312,853 for 1998. Included in other income for 1998 was a gain of $2,095,965 on the sale of marketable securities. The remaining decrease compared to 1998 is primarily due to additional interest income earned in 1998 on the proceeds from the sale of the marketable securities.

Other expenses for 1999 was $530,174 as compared to $348,492 for 1998. This increase in other expenses for 1999 is due to increased interest expense associated with larger borrowings under the Company's line of credit.

Income tax expense (benefit) for both 1999 and 1998 varies from the customary relationship of 34% primarily due to changes in the Company's valuation reserve allowance against recorded deferred tax assets.

The net gain after income tax expense (benefit) for 1999 was $390,659 or $0.10 per share, as compared to a net loss after income tax (benefit) of $9,806,960 or $(2.58) per share for 1998, primarily as a result of the factors noted above.

SIGNIFICANT EVENTS AFFECTING 1998 TO 1997 COMPARABILITY

The comparability of statement of operations data has been affected by the following significant items that occurred in 1998 and 1997.
[] In June, 1997, the
Company recognized pretax net periodic pension income under FASB No. 88 of $1,308,200 on the reversion of assets due to the termination of the pension plan. Approximately $565,227 of this amount resulted in a reduction in cost of goods sold and approximately $742,973 of this amount resulted in a reduction in selling, administrative and engineering expenses. However, this favorable impact on selling, administrative and engineering expenses was offset by a $369,044 increase in excise tax expense associated with the termination of the pension plan. The effect was a decrease in 1997 net loss after tax of $619,843 or $.16 per share.

1998 COMPARED WITH 1997
The Company's net sales were $28,042,117 in 1998, a 4.7% or $1,368,746 decrease from the $29,410,863 recorded in 1997. The sales decline reflects a 14.1% decrease in the number of units shipped during the period as compared to the prior year. This volume decline in sweeper shipments was partially offset by higher than average sales prices for certain foreign units shipped and by a 7.0% increase in replacement parts sales. The decline in the number of sweeper shipments in 1998 from 1997 was primarily attributable to production inefficiencies resulting from delays in receiving manufacturing parts, supplier changes, engineering changes related to new product development and engine and electrical systems redesign, and production schedule adjustments for smaller lot sizes.

The cost of goods sold, as a percentage of net sales was 112.3% for 1998 as compared to 85.5% in 1997. Cost of goods sold in 1998 was significantly impacted by the production inefficiencies and various inventory-related adjustments as the Company's new management team continued its review of current inventory levels in relation to future production requirements. Such inventory related adjustments consisted of the following: (i) approximately $759,000 charged in the third quarter of 1998 as a result of the Company's annual physical inventory taken at the end of September; (ii) approximately $2,111,000 relating to production inefficiencies experienced throughout 1998; (iii) approximately $850,000 relating to the loss on obsolete inventory, primarily in the discontinued Composter product line, disposed of in the fourth quarter of 1998 at scrap value; (iv) approximately $210,000 relating to a net increase in the reserve for obsolete inventories based on the Company's ongoing review of future production requirements; and (v) approximately $830,000 relating to reductions to net realizable value of the Company's used finished goods and demonstration fleet, as the Company has implemented a more aggressive plan to reduce the size of this fleet. The cost of goods sold in 1997 was favorably impacted by the $565,227 pre-tax net periodic pension income relating to the termination of the pension plan. Excluding this item, cost of goods sold in 1997 would have been $25,713,394 or 87.4%.

The Company's selling, administrative and engineering expenses increased by $1,894,197 to $8,323,230 (29.7% of net sales) in 1998 from $6,429,033 (21.8% of net sales) in 1997. Selling, administrative and engineering expenses in 1997 had been favorably impacted by the $742,973 pre-tax net periodic pension income relating to the termination of the pension plan. However, this favorable impact was partially offset by a $369,044 increase in excise tax expense associated with the termination of the pension plan. Excluding these items, selling, administrative and engineering expenses would have been $6,802,962 or 23.1% of net sales for 1997. The 1998 increase in selling, administrative and engineering expenses was primarily attributable to an increase in sales and engineering salaries of approximately $200,000, as well as an increase in warranty costs of approximately $386,000 as the Company provided additional reserves for both its regular warranty and campaign warranty programs based upon its claims experience. In addition, bad debt expense increased in 1998 by approximately $225,000 as the Company increased its allowance for doubtful accounts after a decrease in this allowance during 1997. The Company also experienced increased sales and marketing costs, which included a $185,000 charge related to a performance bond in connection with the shipment of units to a foreign country. The Company also experienced other increases in its selling, administrative and engineering expenses related to insurance and legal costs, which were approximately $225,000.

Other income for 1998 was $2,312,853 as compared to $38,109 in 1997. Included in other income for 1998 was a gain of $2,095,965 on the sale of marketable securities. The remaining increase in 1998 was primarily due to additional interest income earned on the proceeds from the sale of the marketable securities.

Other expenses for 1998 were $348,492 as compared to the $114,907 for 1997. The increase in other expenses for 1998 was due to (i) approximately $97,000 of increased interest expense associated with larger borrowings under the Company's line of credit and (ii) approximately $156,000 of losses related to the disposal of obsolete computer equipment in connection with the Company's upgrade of its computer systems.

Income tax expense (benefit) for both 1998 and 1997 varies from the customary relationship of 34% primarily due to changes in the Company's valuation reserve allowance against recorded deferred tax assets.

The net loss after income tax expense (benefit) for 1998 was $9,806,960 or $2.58 per share, as compared to a net loss after income tax (benefit) of $1,969,312 or $0.52 per share for 1997, primarily as a result of the factors noted above.

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

YEAR 2000 ISSUE

The Company conducted a comprehensive review of its computer systems to identify the systems that could be affected by the Year 2000 Issue and implemented a remediation plan to resolve this issue. The Company did not experience any significant problems associated with the Year 2000 issue. The Company did not incur any material costs related to the Year 2000 issue.


LIQUIDITY AND CAPITAL RESOURCES

At December 31, 1999 the Company had working capital of $11,703,743; the ratio of current assets to current liabilities was 2.2 to 1; and the debt to equity ratio was .92 to 1. This compares to working capital of $9,295,146; a ratio of current assets to current liabilities of 1.9 to 1; and a debt to equity ratio of
 .82 to 1 at December 31, 1998.

At December 31, 1999, cash and cash equivalents were $33,211, as compared to $143,391 at December 31, 1998. During 1999, the Company experienced a significantly higher level of usage of its line of credit in order to support the Company's cash flow requirements.

The Company did not authorize stock repurchases in 1999 or 1998.

The Company generally relies upon internally generated funds and short-term and long-term bank borrowings to satisfy working capital requirements and to fund capital expenditures.

At December 31, 1999, the Company had available a secured line of credit with a financial institution of $9,000,000 of which $5,688,062 had been utilized. At December 31, 1998, the Company had outstanding borrowings under a previous line of credit with another financial institution of $4,391,000.

The Company's new credit facility, which was obtained in July 1999, is in the form of a revolving and term loan agreement secured by all of the Company's assets, whether or not eligible for lending purposes. This facility has an initial maturity date of June 30, 2002 and bears an interest rate of 3/4% above the prime rate as quoted in the Wall Street Journal.

In connection with the new credit facility, the Company has agreed, among other things, not to: (i) incur a pre-tax cumulative loss of $850,000 for the period from June 30, 1999 through the end of the initial term and (ii) permit the ratio of its total liabilities to its net worth to be greater than 2.0 to 1. The Company also has restrictions on the disposal of assets and the payment of dividends. At December 31, 1999, the Company had complied with all financial covenants.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company has exposure to interest rate risk related to certain instruments entered into for other than trading purposes. Specifically, the Company has in place a line of credit, which bears interest at variable rates. At December 31, 1999, the Company had $5,688,062 outstanding under a secured line of credit. Borrowings under the credit facility bear interest at the prime rate of the lender plus 3/4%. At December 31, 1999, the interest rate was 9.25%. While changes in the prime rate could affect the cost of funds borrowed in the future, the Company believes the effect, if any, of reasonably near-term changes in interest rates on the Company's financial position, results of operations and cash flows would not be material.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

See Financial Statements and Financial Statement Schedules Index commencing on page 15 hereof.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The following table sets forth the name, principal occupation, age, length of service and ownership of Common Stock of the Company (by number of shares and as a percentage of the total outstanding) of each of the Company's current executive officers and directors as a group.

                                                                                      COMMON SHARES
                                                                                      BENEFICIALLY
                                                                      DIRECTOR         OWNED AS OF             PERCENT
NAME AND PRINCIPAL OCCUPATION (1)                           AGE        SINCE         MARCH 20, 2000(2)         OF CLASS
---------------------------------                           ---      ---------       ----------------         ----------
John F. McCullough(3)................................         74       1975               1,597,726                41.98%
  Chairman of Board of the
  Company and Chairman of
  Orton/McCullough Crane Company, Inc.
  Oak Brook, Illinois
Martin W. McCullough(3)..............................         42       1985                  12,632                   *
  Director of the Company and
  President of
  Orton/McCullough Crane Company, Inc.
  Huntington, Indiana
Richard A. Rosenthal.................................         67       1977                    5,691                  *
  Director of the Company
  Retired Director of Athletics
  University of Notre Dame
  South Bend, Indiana
Thomas N. Nelson......................................        62       1998                    2,325                  *
  Director of the Company
  Chief Executive Officer and President
  of the Company
Joseph L. Dindorf ....................................        59       1999                    1,000                  *
    Director of the Company
    Retired President and CEO of Hein-Werner Corporation
    Brookfield, Wisconsin
William H. Warden......................................       56        -                          -                  *
Chief Financial Officer, VP - Finance,
Treasurer and Corporate Secretary

Executive officers and directors as
  a group (6 persons)..................................                                    1,619,374               42.55%


* Less than one percent.

     (1) Each executive officer's and director's principal occupation and employment for the last five years has been listed above, except for: Mr. John F. McCullough, Mr. Martin W. McCullough, Mr. Thomas N. Nelson and Mr. William H. Warden. Prior to May 1997, Mr. John F. McCullough was Chairman & President, and Mr. Martin W. McCullough was Vice-President and General Manager of, Orton/McCullough Crane Company, Inc. In May 1997, Mr. Martin W. McCullough became President of Orton/McCullough Crane Company, Inc. and Mr. John F. McCullough continued as Chairman. Prior to June

     1996, Mr. Nelson was Product Sales Manager for Bucyrus-Erie Company, South Milwaukee, Wisconsin. From June 1996 to May 1998, Mr. Nelson was Director of Sales & Marketing for the Company. Mr. Nelson was elected as Vice-President, Sales & Marketing of the Company on May 11, 1998, and was elected President and Treasurer on December 16, 1998. On June 3, 1999, Mr. Nelson was elected Chief Executive Officer and President. Mr. Rosenthal is a director of the following companies: Advanced Drainage Systems, Inc., Columbus, Ohio; Beck Corporation, Elkhart, Indiana; CID Equity Partners, Indianapolis, Indiana; LaCrosse Footwear, Inc., LaCrosse, Wisconsin; RFE Investment Partners, New Canaan, Connecticut; St. Joseph Capital Corporation, Mishawaka, Indiana. Joseph L. Dindorf is the retired President and Chief Executive Officer of Hein-Werner Corporation. Prior to December 21, 1998, Mr. Warden was CFO and VP-Administration for Touch Scientific Inc.


     (2) Except as otherwise noted, the persons named in the table have sole voting and investment power with respect to all shares shown as beneficially owned by them.

     (3) Common shares shown as owned by Mr. John F. McCullough are owned of record by Orton/McCullough Crane Company, Inc., of which Mr. John F. McCullough is an officer and principal shareholder (see "Security Ownership of Certain Beneficial Owners and Management " (Item 12) below. Mr. John F. McCullough disclaims beneficial ownership of such shares. Mr. John F. McCullough is the father of Mr. Martin W. McCullough.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Management of the Company has the understanding that none of its officers, directors and persons holding more than 10% of the Company's Common Shares has failed to file required reports of their ownership of the Company's Common Shares and any changes in that ownership with the U.S. Securities and Exchange Commission (the "Commission"), except that Mr. Dindorf inadvertently filed late his Form 3 initial statement of beneficial ownership of securities showing his election as a director of the Company. In making this statement, the Company has relied on the written representations of its officers, directors and holders of more than 10% of its common stock and copies of the reports that they have filed with the Commission.

ITEM 11. EXECUTIVE COMPENSATION.

SUMMARY COMPENSATION TABLE

The following table sets forth the aggregate compensation paid by the Company for services rendered in all capacities to the Company during the Company's last three fiscal years to all those individuals serving the Company as President during 1999. No other executive officer of the Company was paid compensation for 1999 in excess of $100,000.


         NAME AND
         PRINCIPAL POSITIONS                             ANNUAL COMPENSATION
         ---------------------------                     -------------------
                                                                                 OTHER ANNUAL
                                                SALARY            BONUS          COMPENSATION
                                         YEAR       $                      $          $
                                                                                 ------------
Thomas N. Nelson (1)
  CEO, President, and Director           1999    100,692         10,000  (2)         3,021  (3)
                                         1998     83,206           --                2,496  (4)
                                         1997     80,000           --                2,400  (5)


     (1) Prior to being elected President and Chief Executive Officer on June 3, 1999, Mr. Nelson was President of the Company. Prior to December 16, 1998, Mr. Nelson served as the Company's Vice-President of Sales and Marketing.
     (2)  Bonus earned in 1999, and paid in March 2000.
     (3) Payments included in this amount for the fiscal year ended December 31, 1999 consist of:
          (a) Company contributions of $3,021 to the Athey Products Corporation Employees 401(k) Plan (the "401(k) Plan"), which is a defined contribution salary reduction 401(k) Plan qualified under Section 401(a) of the Internal Revenue Code of 1986, as amended.

     (4) Payments included in this amount for the fiscal year ended December 31, 1998 consist of:
          (a) Company contributions of $2,496 to the Athey Products Corporation Employees 401(k) Plan (the "401(k) Plan"), which is a defined contribution salary reduction 401(k) Plan qualified under Section 401(a) of the Internal Revenue Code of 1986, as amended.
     (5) Payments included in this amount for the fiscal year ended December 31, 1998 consist of:
          (a) Company contributions of $2,400 to the Athey Products Corporation Employees 401(k) Plan (the "401(k) Plan"), which is a defined contribution salary reduction 401(k) Plan qualified under Section 401(a) of the Internal Revenue Code of 1986, as amended.

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

CUMULATIVE TOTAL SHAREHOLDER RETURN

The line-graph presentation comparing the cumulative shareholder return of the Company's common stock is incorporated by reference from the Proxy Statement for the 2000 Annual Meeting of Shareholders.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth information as of March 20, 2000 regarding each person who was known by the Company to own beneficially more than 5% of the outstanding Common Shares of the Company:

                                                                                AMOUNT AND
                                                                                NATURE OF
                                                                                BENEFICIAL
                                                                                OWNERSHIP
         NAME AND ADDRESS OF                                                    OF COMMON        PERCENT
         BENEFICIAL OWNER                                                         STOCK (3)      OF CLASS
         -------------------                                                    -----------      --------

  Orton/McCullough Crane Company, Inc. (1)..................................... 1,597,726        41.98%
    1244 East Market Street
    Huntington, Indiana 46750

  Isometrics, Inc. (2)........................................................    247,372         6.50%
    1266 North Scales Street
    Post Office Box 660
    Reidsville, North Carolina 27320

  Franklin Resources, Inc.....................................................   198,000          5.20%
    777 Mariners Island Blvd.
    P.O. Box 7777
    San Mateo, California 94403-7777


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

     (3) Shares shown as owned by Orton/McCullough Crane Company, Inc., Isometrics, Inc. and Franklin Resources, Inc. are as reported on the latest Schedule 13D or 13G filings by such entities, respectively.


The Common Stock is the only class of outstanding voting securities of the Company.

See "Directors and Executive Officers of the Registrant" above for information concerning beneficial ownership of the Company's voting securities by management.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

See "Directors and Executive Officers of the Registrant" and "Security Ownership of Certain Beneficial Owners and Management" for a discussion of Mr. John F. McCullough's relationship with the Company and Mr. Martin W. McCullough.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K.

ITEM 14(A)(1). FINANCIAL STATEMENTS.

See Financial Statements and Financial Statement Schedules Index commencing on Page 15.

ITEM 14(A)(2). FINANCIAL STATEMENT SCHEDULES.

See Financial Statements and Financial Statement Schedules Index commencing on Page 15.

ITEM 14(A)(3).  EXHIBITS.

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

         10.1              Loan and Security Agreement entered into on June 30,
                           1999 between the Company and NationsCredit Commercial
                           Corporation through its NationsCredit Commercial
                           Funding Division [incorporated by reference to
                           Exhibit 10.1 to the Company's Quarterly Report on
                           Form 10-Q for the quarter ended June 30, 1999].

         21.1              Subsidiaries of the Registrant

         27.1              Financial Data Schedule.


*Certain of the exhibits in this Annual Report on Form 10-K are indicated by an asterisk, and hereby incorporated by reference to other documents on file with the Commission with which they are physically filed, to be part hereof, as of their respective dates.

ITEM 14(B). REPORTS ON FORM 8-K.
None.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
                           ATHEY PRODUCTS CORPORATION
                                  (Registrant)

                            By: /s/ Thomas N. Nelson
                                ------------------------------------
                                Thomas N. Nelson
                              Chief Executive Officer and President

                            By: /s/ William H. Warden
                                -------------------------------------
                                William H. Warden
                               Chief Financial Officer, Vice-President -
                              Finance, Treasurer, and Corporate Secretary


                              Date: March 30, 2000

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


           /s/ Joseph L. Dindorf                     /s/John F.McCullough
           ---------------------                     --------------------
        Joseph L. Dindorf, Director                   John F. McCullough
               March 30, 2000                 Chairman of the Board of Directors
                                                        March 30, 2000

          /s/ Martin W. McCullough                   /s/ Thomas N. Nelson
          ------------------------                   --------------------
       Martin W. McCullough, Director             Tomas N. Nelson, Director
               March 30, 2000                           March 30, 2000

                                                   /s/ Richard A. Rosenthal
                                                   ------------------------
                                                Richard A. Rosenthal, Director
                                                        March 30, 2000

                          INDEX TO FINANCIAL STATEMENTS
                                       AND
                         FINANCIAL STATEMENTS SCHEDULES




Independent Auditor's Report.............................................16

Balance Sheets at December 31, 1999 and 1998.............................17

Statements of Operations for the years ended
  December 31, 1999, 1998 and 1997.......................................18
Statements of Shareholders' Equity for the years ended
  December 31, 1999, 1998 and 1997.......................................18

Statements of Cash Flows for the years ended
  December 31, 1999, 1998 and 1997.......................................19

Notes to Financial Statements.......................................20 to 26

Financial Statements Schedules:
   Subsidiaries of the Registrant .......................................27
   Schedule II - Valuation and Qualifying Accounts.......................28

  McGladrey & Pullen, LLP
  Certified Public Accountants & Consultants




                          INDEPENDENT AUDITOR'S REPORT

To the Board of Directors and Shareholders
Athey Products Corporation
Wake Forest, North Carolina

   We have audited the accompanying balance sheets of Athey Products Corporation as of December 31, 1999 and 1998, and the related statements of operations, shareholders' equity and cash flows for each of the years in the three-year period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.
   We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
   In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Athey Products Corporation as of December 31, 1999 and 1998, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1999, in conformity with generally accepted accounting principles.



                                                  /s/ McGladrey & Pullen, LLP


Raleigh, North Carolina
February 21, 2000

                           ATHEY PRODUCTS CORPORATION
                                 BALANCE SHEETS


                                                                                        December 31, 1999     December 31, 1998
                                                                                        ------------------    ------------------

ASSETS
------
     CURRENT ASSETS:
            Cash and cash equivalents                                                          $ 33,211             $ 143,391
            Certificate of deposit, restricted                                                  190,408                     -
            Accounts receivable (less allowances for doubtful accounts of $157,031 and $285,280 for 1999 and 1998, respectively)
                (Notes 2 and 4)                                                               3,376,826             2,974,180
            Inventories (Notes 3, 4, and 12)                                                 17,458,679            16,466,109
            Prepaid expenses                                                                    202,506                43,153
            Deferred income taxes (Note 6)                                                      373,133               107,489
                                                                                         ---------------      ----------------
                              Total current assets                                           21,634,763            19,734,322
                                                                                         ---------------      ----------------

     OTHER ASSETS:
             Other                                                                               98,230                 2,230
                                                                                         ---------------      ----------------
                              Total other assets                                                 98,230                 2,230
                                                                                         ---------------      ----------------

      PROPERTY, PLANT AND EQUIPMENT (Notes 4 and 5):
             Land and land improvements                                                          47,785                47,785
             Buildings and building improvements                                              4,081,658             3,929,722
             Machinery and equipment                                                          5,121,620             5,043,278
                                                                                         ---------------      ----------------
                                                                                              9,251,063             9,020,785
             Less accumulated depreciation                                                   (5,691,232)           (5,421,676)
                                                                                         ---------------      ----------------
                              Total property, plant and equipment, net                        3,559,831             3,599,109
                                                                                         ---------------      ----------------
                                                                                           $ 25,292,824          $ 23,335,661
                                                                                         ===============      ================


LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
         CURRENT LIABILITIES:
                 Short-term borrowings (Note 4)                                             $ 3,938,679           $ 4,391,000
                 Current portion of obligations under financing agreements (Note 5)              17,732                     -
                 Accounts payable                                                             4,231,834             3,542,854
                 Accrued salaries, wages, and payroll withheld                                  398,618               438,424
                 Other accrued expenses                                                         244,157               320,732
                 Warranty reserve (Note 13)                                                   1,100,000             1,746,166
                                                                                         ---------------      ----------------
                                 Total current liabilities                                    9,931,020            10,439,176
                                                                                         ---------------      ----------------

          NONCURRENT LIABILITIES:
                 Obligations under financing agreements (Note 5)                                 59,633                     -
                 Long-term borrowings (Note 4)                                                1,749,383                     -
                 Deferred income taxes (Note 6)                                                 373,133               107,489
                                                                                         ---------------      ----------------
                                   Total noncurrent liabilities                               2,182,149               107,489
                                                                                         ---------------      ----------------

          SHAREHOLDERS' EQUITY (Note 10):
          Common stock, par value $2 per share:
                      Authorized 10,000,000 shares;
                      Issued 4,020,459 shares                                                 8,040,918             8,040,918
                 Additional paid-in capital                                                  16,218,394            16,218,394
                 Retained earnings (deficit)                                                (10,151,099)          (10,541,758)
                 Less cost of 214,851  common shares
                     in treasury (Note 10)                                                     (928,558)             (928,558)
                                                                                         ---------------      ----------------
                                  Total shareholders' equity                                 13,179,655            12,788,996
                                                                                         ---------------      ----------------
                                                                                           $ 25,292,824          $ 23,335,661
                                                                                         ===============      ================


See notes to financial statements.

                           ATHEY PRODUCTS CORPORATION
                            STATEMENTS OF OPERATIONS




                                                                              YEARS ENDED DECEMBER 31
                                                            ---------------------------------------------------------
                                                                  1999                1998                1997
                                                            ------------------  -----------------   -----------------

NET SALES (Notes 2 and 15)                                       $ 38,469,506       $ 28,042,117        $ 29,410,863
Cost of goods sold (Note 12)                                       32,165,133         31,490,208          25,148,167
                                                            ------------------  -----------------   -----------------
Gross profit (loss)                                                 6,304,373         (3,448,091)          4,262,696

Selling, administrative and
   engineering expenses (Notes 8,9,13, and 14)                      5,434,060          8,323,230           6,429,033
                                                            ------------------  -----------------   -----------------
Earnings (loss) from operations                                       870,313        (11,771,321)         (2,166,337)

Other income (Note 7)                                                  50,520          2,312,853              38,109
Other expenses (Note 4)                                              (530,174)          (348,492)           (114,907)
                                                            ------------------  -----------------   -----------------
Earnings (loss) before income tax expense (benefit)                   390,659         (9,806,960)         (2,243,135)

Income tax expense (benefit) (Note 6)                                       -                  -            (273,823)
                                                            ------------------  -----------------   -----------------

NET EARNINGS (LOSS)                                                 $ 390,659        $(9,806,960)        $(1,969,312)
                                                            ==================  =================   =================

NET EARNINGS (LOSS) PER SHARE                                          $ 0.10            $ (2.58)            $ (0.52)
                                                            ==================  =================   =================

WEIGHTED AVERAGE SHARES
             OUTSTANDING                                            3,805,608          3,805,608           3,808,159
                                                            ==================  =================   =================




                       STATEMENTS OF SHAREHOLDERS' EQUITY
                  YEARS ENDED DECEMBER 31, 1999, 1998, AND 1997


                                                                                   Accumulated
                                       Common Stock        Additional    Retained      Other                      Treasury Stock
                                 -----------------------    Paid-in      Earnings  Comprehensive  Comprehensive  ------------------
                                  Shares       Par Value    Capital     (Deficit)      Income     Income (Loss)   Shares     Cost
                                 -----------  ---------- ------------  ------------ -----------  --------------   ------    ------
BALANCE, January 1,1997           4,020,459   $8,040,918 $ 16,218,394  $ 1,234,514    $ 333,233                  158,751  $(690,814)
Comprehensive income:
  Net loss for 1997                       -            -            -   (1,969,312)           -  $ (1,969,312)       -          -
  Unrealized gain on marketable
    securites, net of tax
               (Note 7)                   -            -            -            -      152,178       152,178        -          -
                                                                                                 ============
       Total comprehensive loss                                                                  $ (1,817,134)
                                                                                                 =============
Purchase of common stock
    for treasury (Note 10)                -            -            -            -            -                 56,100   (237,744)
                                 -----------  ---------- ------------ ------------  ------------              --------- ----------
BALANCE, December 31,1997         4,020,459    8,040,918   16,218,394     (734,798)     485,411                214,851   (928,558)
Comprehensive income:
  Net loss for 1998                       -            -            -   (9,806,960)           -  $ (9,806,960)       -          -
  Unrealized gain on marketable
    securitites, net of
      reclassification
    adjustment (Note 7)                   -            -            -            -     (485,411)     (485,411)       -          -
                                                                                                 ------------
         Total comprehensive
           loss                                                                                 $ (10,292,371)
                                 -----------  ---------- ------------ ------------  ------------ ============  --------- ----------

BALANCE, December 31,1998         4,020,459    8,040,918   16,218,394  (10,541,758)           -                214,851   (928,558)
Comprehensive income:
  Net earnings for 1999                   -            -            -      390,659                  $ 390,659        -          -
                                                                                                 ============
         Total comprehensive
           income                                                                                  $ 390,659
                                 -----------  ---------- ------------ ------------  ------------ ----------- --------- ----------
BALANCE, December 31,1999         4,020,459   $8,040,918 $ 16,218,394 $(10,151,099)         $ -                214,851  $(928,558)
                                 ===========  ========== ============ =============  ===========              ========= ==========


See notes to financial statements.

                           ATHEY PRODUCTS CORPORATION
                            STATEMENTS OF CASH FLOWS

                                                                                             YEARS ENDED DECEMBER 31
                                                                          ----------------------------------------------------------
                                                                             1999                   1998              1997
                                                                          ------------          ------------      -------------

OPERATING ACTIVITIES:
        Net earnings (loss)                                                 $ 390,659           $ (9,806,960)      $ (1,969,312)
        Adjustments to reconcile net earnings (loss)
        to net cash provided by (used in) operating activities:
              Depreciation and amortization                                   269,556                417,396            461,573
              Provision for doubtful acounts                                 (128,249)                85,280           (149,982)
              Provision for deferred income tax                                     -                      -             48,397
              Loss on sale of equipment                                             -                      -              1,512
              Gain on sale of marketable securities                                 -             (2,095,965)                 -
              Book value of assets disposed                                         -                156,701                  -

        Changes in operating assets and liabilities:
              Accounts receivable                                            (274,397)              (193,589)         1,586,593
              Inventories                                                    (992,570)             1,642,436            841,023
              Prepaid expenses                                               (159,353)               314,675            365,706
              Refundable income taxes                                               -                749,045           (204,588)
              Other assets                                                    (96,000)                24,356             88,637
              Accounts payable                                                688,980              2,024,111         (1,056,461)
              Accrued salaries, wages, and payroll withheld                   (39,806)               220,669           (139,886)
              Other accrued expenses                                          (76,575)               190,816           (150,462)
              Warranty reserve                                               (646,166)               470,166            586,000
                                                                         -------------         --------------      -------------
                   Net cash provided by (used in) operating activities     (1,063,921)            (5,800,863)           308,750
                                                                         -------------         --------------      -------------

INVESTING ACTIVITIES:
        Purchase of certificate of deposit                                   (190,408)                     -                  -
        Purchase of property and equipment                                   (148,719)              (531,035)          (606,259)
        Proceeds from disposal of assets                                            -                      -              4,564
        Proceeds from sale of marketable securities                                 -              3,041,716                  -
                                                                         -------------         --------------      -------------
                   Net cash provided by (used in) investing activities       (339,127)             2,510,681           (601,695)
                                                                         -------------         --------------      -------------

FINANCING ACTIVITIES:
        Proceeds from line of credit                                       27,630,465             17,750,000         14,692,000
        Repayments of line of credit                                      (26,333,403)           (13,359,000)       (14,692,000)
        Excess of outstanding checks over bank balance                              -               (949,800)           573,497
        Principal paid on obligations under financing agreements               (4,194)               (14,507)           (42,912)
        Purchase of common stock for treasury                                       -                      -           (237,744)
                                                                         -------------         --------------      -------------
                   Net cash provided by financing activities                1,292,868              3,426,693            292,841
                                                                         -------------         --------------      -------------

NET INCREASE (DECREASE) IN CASH
         AND CASH EQUIVALENTS                                                (110,180)               136,511               (104)

CASH AND CASH EQUIVALENTS,
         BEGINNING OF YEAR                                                    143,391                  6,880              6,984
                                                                         -------------         --------------      -------------

CASH  AND CASH EQUIVALENTS,
         END OF YEAR                                                         $ 33,211              $ 143,391            $ 6,880
                                                                         =============         ==============      =============

SUPPLEMENTAL CASH FLOW DISCLOSURES:

        Equipment acquired under financing agreements                        $ 81,559                    $ -                $ -
                                                                         =============         ==============      =============

        Income tax recoveries                                                     $ -             $ (749,045)        $ (117,632)
                                                                         =============         ==============      =============

        Interest paid                                                       $ 488,663              $ 175,416          $ 107,599
                                                                         =============         ==============      =============


See notes to financial statements.

                          NOTES TO FINANCIAL STATEMENTS

1. NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS - Athey Products Corporation (the "Company") is a manufacturer whose principal products are mobil street sweepers and force-feed loaders. The Company also manufactures other equipment and replacement parts. The primary users of the Company's products are contractors, municipalities, and other governmental agencies. Significantly all of the Company's sales are throughout the United States and Canada.

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

         d. MARKETABLE SECURITIES - Prior to its sale in 1998, marketable securities consisted of an investment in equity securities which the Company had designated as available-for-sale. Such securities, while readily marketable, were not held solely in anticipation of short-term market gains. The securities were reported at fair value, with unrealized holding gains and losses, net of the related deferred tax effect, as accumulated other comprehensive income in shareholders' equity.

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

         Short-term and long-term borrowings - The carrying amount of the short-term and long-term borrowings approximate fair value because of the relatively short maturity and the variable interest rate adjustments based upon market conditions.

         j. REVENUE RECOGNITION - The Company recognizes operating revenues upon shipment of finished goods or parts to customers.

         k. RECLASSIFICATIONS - Certain previously reported amounts have been reclassified to conform with the year-end 1999 presentation with no effect on net loss or shareholders' equity.

2. MAJOR CUSTOMERS
Net sales for the years ended December 31, 1999, 1998 and 1997 include sales to the following major customer (which accounted for 10% or more of the total net sales of the Company for those years):

                         1999              1998                1997
                     -------------      ------------       -------------

    Nixon-Egli       $9,618,215         $ 5,233,927        $ 7,568,795


There were outstanding receivables from this customer of $1,133,463, $1,005,763 and $533,993, as of December 31, 1999, 1998 and 1997, respectively.

3. INVENTORIES
Inventories are summarized below:
                                   December 31,
                        -----------------------------------
                             1999                1998
                        ----------------    ---------------
Finished goods           $   1,782,445      $   2,371,325
Work-in-process               5,390,735          8,032,123
Raw materials               10,285,499           6,062,661
                        ----------------    ---------------
                         $ 17,458,679       $ 16,466,109
                        ================    ===============


4. LINE OF CREDIT
At December 31, 1999, the Company had available a secured line of credit with a financial institution of $9,000,000, of which $5,688,062 had been utilized. At December 31, 1998, the Company had outstanding borrowings under a previous line of credit with another financial institution of $4,391,000.

The Company's new credit facility, which was obtained in July 1999, is in the form of a revolving and term loan agreement secured by all of the Company's assets, whether or not eligible for lending purposes. This facility has an initial maturity date of June 30, 2002 and bears an interest rate of 3/4% above the prime rate as quoted in the Wall Street Journal.

In connection with the new credit facility, the Company has agreed, among other things, not to: (1) incur a pre-tax cumulative loss of $850,000 for the period from June 30, 1999 through the end of the initial term (2) permit the ratio of its total liabilities to its net worth to be greater than 2.0 to 1. The Company also has restrictions on the disposal of assets and the payment of dividends. At December 31, 1999, the Company had complied with all financial covenants.

Aggregate maturities required on the term loan portion of the credit facility are due in future years as follows:
                                   YEAR        Amount
                                   ----     ------------
                                   2000     $    488,200
                                   2001          488,200
                                   2002        1,261,183
                                            ------------
                                             $ 2,237,583
                                            ============

During 1999, 1998 and 1997, the Company incurred interest expense of $519,572, $204,825 and $107,599, respectively.

5. FINANCING ARRANGEMENTS AND LEASE COMMITMENTS
The Company has acquired certain office equipment and vehicles under financing arrangements, which started in 1999 and expire in 2003. These financing arrangements are due in monthly installments of $2,025 and bear interest at interest rates from 7.82% to 9.75%.

The future principal repayments due in each of the next four years are:
                                  YEAR       Amount
                                  ----      --------
                                  2000     $  17,732
                                  2001        19,776
                                  2002        21,602
                                  2003        18,255
                                          ----------
                                           $  77,365
                                          ==========

Beginning in 1998, the Company entered into various operating lease agreements for its computer equipment and certain other office equipment, which expire at various times through 2003. Rent expense under these operating leases was $109,169 and $54,448 for 1999 and 1998, respectively.

At December 31, 1999, the future minimum lease commitments under the non-cancelable operating leases are as follows:
                                            YEAR                Amount
                                            -----              -------
                                            2000              $ 126,062
                                            2001                109,262
                                            2002                 78,465
                                            2003                 48,703
                                                              ---------
                                                              $ 362,492
                                                              =========
6. INCOME TAXES

At December 31, 1999, the Company has available federal net operating loss carryforwards of approximately $9,258,000 expiring as follows:
                          YEAR OF
       ------------------------------------
       ORIGINATION               EXPIRATION
       -----------------         ----------
              1998                 2013                $ 8,729,000
              1999                 2019                    529,000
                                                      ------------
       TOTAL                                           $ 9,258,000
                                                      ============

At December 31, 1999, the Company has available state net economic loss carryforwards of approximately $6,046,000 expiring as follows:

                                 YEAR OF
                    ------------------------------------
                    ORIGINATION               EXPIRATION
                    -----------------         ----------
                           1995                  2000           $     376,000
                           1996                  2001                 333,000
                           1997                  2002                 670,000
                           1998                  2003               4,402,000
                           1999                  2004                 265,000
                                                                -------------
                    TOTAL                                         $ 6,046,000
                                                                =============

Components of the income tax expense (benefit) for 1999, 1998 and 1997 are as follows:

                                 1999              1998               1997
                             -------------   --------------  ------------------
         Current:
             Federal         $   --          $     --          $      (325,186)
             State               --                --                    2,966
                             -------------   --------------  ------------------
         Total current           --                --                 (322,220)
                             -------------   --------------  ------------------
         Deferred:
             Federal             --                --                   48,397
             State               --                --                     --
                             -------------   --------------  ------------------
         Total deferred          --                --                   48,397
                             -------------   --------------
         TOTAL               $   --          $     --          $      (273,823)
                             =============   ==============  ==================

Net deferred tax assets consist of the following components at December 31, 1999 and 1998:

                                                     1999                 1998
                                              -------------    ---------------
Deferred tax assets:
     Accounts receivable                  $       53,000       $       160,000
     Inventory allowance                         482,000               458,000
     Accrued vacation                            113,000               124,000
     Warranty reserve                            374,000               594,000
     Accrued litigation                            5,000                17,000
     Net economic loss and tax
          carryforwards                        3,691,000             3,492,000
     Other                                        11,000                11,000
                                         ---------------      -----------------
                                               4,729,000             4,856,000
     Less valuation allowance                 (4,356,000)           (4,481,000)
                                          --------------       ----------------
                                                 373,000               375,000
                                          --------------        ---------------
Deferred tax liabilities:
     Property and equipment                     (373,000)             (375,000)
                                         ---------------      ----------------

Net deferred tax assets (liabilities)     $        -           $          -
                                         ===============      ================

The components giving rise to the net deferred tax assets (liabilities) described above have been included in the accompanying balance sheets as of December 31, 1999 and 1998 as follows:


                                                     1999             1998
                                                 --------------    ------------
     Current assets                              $   373,133       $   107,489
     Noncurrent liabilities                         (373,133)         (107,489)
                                                    ---------      -----------
        Net deferred tax assets (liabilities)    $      -          $        -
                                                   ==========      ============

A valuation allowance is provided when it is more likely than not that some portion of the deferred tax assets will not be realized. The Company has established a valuation allowance totaling $4,356,000 and $4,481,000 for certain deferred tax assets as of December 31, 1999 and 1998, respectively, which management feels meet this criteria.

A reconciliation of the provision for income taxes to income tax expense (benefit), computed by applying the statutory federal income tax rate to pretax income (loss), is as follows:

                                        1999                          1998                               1997
                               -----------------------       -------------------------           ---------------------
                               Amount              %         Amount                %             Amount              %
                               ------            -----       ------              -----           -------          -----
Tax expense
  (benefit)
  computed at
  statutory rate            $  136,731           35.0%        $ (3,432,436)        (35.0)%        $ (785,097)     (35.0)%
Change in
  valuation
  allowance                   (125,000)         (32.0)           3,514,000          35.8%            436,000       19.4
Other                          (11,731)          (3.0)             (81,564)         (0.8)             75,274        3.4
                            ----------           ----         ------------         -----          ----------      ------
TOTAL                       $     -                 - %       $       -                -%         $ (273,823)     (12.2)%
                            ==========           =====        ============         =====          ==========      ======

7.  OTHER COMPREHENSIVE INCOME
The following is a summary of the tax effects of the components of other comprehensive income, consisting solely of unrealized gains on marketable securities, reported in the statements of shareholders' equity for the years ended December 31, 1999, 1998, and 1997:

                                                                   Tax
                                               Pre-Tax          (Expense)      Net-of-Tax
                                                Amount           Benefit         Amount
                                               --------          --------      ----------
Year Ended December 31, 1999:
    Total other comprehensive income            $        -     $        -     $        -
                                                ===========    ===========    ===========
Year Ended December 31, 1998:
    Unrealized gains on marketable securities   $ 1,360,492    $  (462,566)   $   897,926
    Reclassification adjustments for gain
        realized in net income                   (2,095,965)       712,628     (1,383,337)
                                                -----------    -----------    -----------
   Total other comprehensive loss               $  (735,473)   $  (250,062)   $  (485,411)
                                                ===========    ===========    ===========
Year Ended December 31, 1997:
    Unrealized gains on marketable securities
     included in other comprehensive income     $   230,574    $   (78,396)   $   152,178
                                                ===========    ===========    ===========

8. RESEARCH AND DEVELOPMENT
Expenditures relating to the development of new products, including significant improvements to existing products are charged to selling, administrative and engineering expenses as incurred. The amounts charged in 1999, 1998 and 1997 were approximately $44,000, $98,000 and $78,000, respectively.

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

In late 1996, the Company's Board of Directors adopted a resolution to terminate the Company's two defined benefits pension plans and replaced them with a 401(k) plan, which took effect January 1, 1997. Under the provisions of Statement of Financial Accounting Standards No. 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits", the Company recognized a pretax curtailment gain of $1,016,651 in the fourth quarter of 1996 due to benefit freezes.

In the second quarter of 1997, the Company also recognized a pretax settlement gain of $432,036 on the reversion to the Company of the plan assets. The effect of this settlement gain was a decrease in the net loss after tax for 1997 of $285,144 or $.07 per share.

The net periodic pension cost for the plans is computed as follows:

                                     1999            1998            1997
                                     ----            ----            ----

     Service cost                $      -         $      -       $        -

     Interest cost                      -                -            469,825

     Actual return on
         plan assets                    -                -           (830,354)

     Net amortization
         and deferral                   -                -           (515,635)

     Settlement and
         curtailment gain               -                -           (432,036)
                                 --------         --------       ------------
     Net periodic
         pension income          $      -         $      -        $(1,308,200)
                                 ========         ========       ============

10. STOCK TRANSACTIONS
In December 1996, the Board of Directors approved a resolution authorizing the Company to repurchase of up to 200,000 shares of the Company's common stock in 1997. During 1997, the Company repurchased a total of 56,100 shares of common stock under this authorization which expired on December 31, 1997.

During 1998 and 1999, the Company did not repurchase any of its common stock.

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

12. SIGNIFICANT FOURTH QUARTER ADJUSTMENTS
During the fourth quarter of 1997, the Company charged to cost of good sold approximately $1,525,000 relating to various inventory adjustments. Approximately $1,103,000 of this amount was attributable to adjustments in connection with the physical inventory, approximately $262,000 related to the scrapping of additional items, and approximately $160,000 related to an increase in the reserves for obsolete inventories. The effect of these adjustments was to decrease the fourth quarter 1997 gross profit and increase the net loss after tax benefit by $1,525,000 and $1,006,500, respectively, and to increase the fourth quarter net loss per share by $ .26

There were no significant fourth quarter adjustments in 1999 or 1998.

13. ESTIMATED WARRANTY CLAIMS
The Company generally sells its principal products with a warranty that provides for repairs or replacements of any defective parts and associated labor for a one year period after the sale. At the time of the sale, the Company accrues an estimate of providing the warranty based on prior claims experience. Actual warranty costs incurred are charged against the warranty accrual when paid. The estimated warranty liability totaled $1,100,000 and $1,746,166, as of December 31, 1999 and 1998, respectively.

14. EMPLOYEE 401(K) PLAN
The Company has established the Athey Products Corporation Employees' 401(k) Plan that covers substantially all of the Company's employees. The plan provides for tax deferred employee contributions of up to 10% of compensation and an employer matching contribution of $.50 for each $1.00 contributed to the 401(k) Plan by the employee, with a maximum company contribution of 3% of the employee's compensation. The Company's contribution amounted to $115,553 and $123,907 in 1999 and 1998, respectively.

15.      GEOGRAPHIC INFORMATION
Sales to foreign countries during 1999, 1998, and 1997 were as follows:

                              1999              1998                1997
                         -------------     -------------       -------------

      Egypt              $ 1,854,000       $ 2,534,000         $       -
      Canada                 826,100            94,000            692,000
      Japan                   61,800                 -            107,000
      Russia                  50,000            85,000             78,000
      Guam                     2,100                -             145,000
      Oman                     1,100           262,000                 -
      Puerto Rico              1,000           207,000                 -
      Other                  441,400           528,500             334,000
                         -------------     -------------       -------------
      TOTAL              $ 3,237,500       $ 3,710,500         $ 1,356,000
                         =============      ===========         ===========