Form 10-Q
period 2000-03-31
ATHEY PRODUCTS CORP
filed 2000-05-15
CIK 8109

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)

            [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended March 31, 2000

                                       OR
          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
             For the transition period from _________ to ___________

                          Commission File Number 1-2723
                                                 ------

                           ATHEY PRODUCTS CORPORATION
--------------------------------------------------------------------------------
               (Exact name of registrant as specified in charter)

                  Delaware                                   36-0753480
    ------------------------------                         ---------------
   (State or other jurisdiction of                        (I.R.S. Employer
    incorporation or organization)                       Identification No.)


1839 South Main Street, Wake Forest, North Carolina               27587-9289
--------------------------------------------------------------------------------
(Address of Principal Executive Offices)                          (Zip Code)

Registrant's Telephone Number, Including Area Code:            919-556-5171
                                                               ------------

 Not Applicable
--------------------------------------------------------------------------------
 Former name, former address and former fiscal year
If changed since last report

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X        No
      ----.      ----.

Number of Common Shares Outstanding as of March 31, 2000:              3,805,608

                           ATHEY PRODUCTS CORPORATION
                           --------------------------

                                    I N D E X
                                    ---------

                                                                                 Page
                                                                                Number
                                                                                ------

PART I.  FINANCIAL INFORMATION

         Item 1.  Financial Statements

                  Balance Sheets as of March 31, 2000
                         (unaudited) and December 31, 1999.                      3 - 4

                  Statements of Operations for the three
                         months ended March 31, 2000 (unaudited)
                         and March 31, 1999 (unaudited).                         5

                  Statements of Cash Flows for the three
                         months ended March 31, 2000 (unaudited)
                         and March 31, 1999 (unaudited).                         6

                         Notes to Financial Statements                           7

         Item 2.  Management's Discussion and Analysis of Financial
                             Condition and Results of Operations             8 - 10

         Item 3.  Quantitative and Qualitative Disclosures
                         About Market Risk                                       10


PART II.          OTHER INFORMATION                                              11

PART I. FINANCIAL INFORMATION
        Item 1. Financial Statements

                                                                           ATHEY PRODUCTS CORPORATION
                                                                                  BALANCE SHEETS
-------------------------------------------------------------------------------------------------------------------------------


                                                                                    March 31, 2000            December 31, 1999
                                                                                ---------------------       -------------------
                                                                                       (Unaudited)                 (Audited)
ASSETS
     CURRENT ASSETS:
            Cash and cash equivalents                                                      $ 382,392                  $ 33,211
            Certificate of deposit, restricted                                               191,933                   190,408
            Accounts receivable (less allowances for doubtful accounts
                of $170,459 and $157,031 for 2000 and 1999, respectively)                  3,852,584                 3,376,826
            Inventories                                                                   18,278,913                17,458,679
            Prepaid expenses                                                                 255,389                   202,506
            Deferred income taxes                                                            373,133                   373,133
                                                                                -----------------------------------------------
                              Total current assets                                        23,334,344                21,634,763
                                                                                -----------------------------------------------
     OTHER ASSETS:
             Other                                                                            98,230                    98,230
                                                                                -----------------------------------------------
                              Total other assets                                              98,230                    98,230
                                                                                -----------------------------------------------
      PROPERTY, PLANT AND EQUIPMENT:
             Land and land improvements                                                       47,785                    47,785
             Buildings and building improvements                                           4,081,658                 4,081,658
             Machinery and equipment                                                       5,121,880                 5,121,620
                                                                                -----------------------------------------------
                                                                                           9,251,323                 9,251,063
             Less accumulated depreciation                                                (5,777,185)               (5,691,232)
                                                                                -----------------------------------------------
                              Total property, plant and equipment, net                     3,474,138                 3,559,831
                                                                                -----------------------------------------------
                                                                                        $ 26,906,712              $ 25,292,824
                                                                                ===============================================

See notes to financial statements.


                                                                           ATHEY PRODUCTS CORPORATION
                                                                                  BALANCE SHEETS
-----------------------------------------------------------------------------------------------------------------------------------

                                                                                 March 31, 2000               December 31, 1999
                                                                              --------------------       --------------------------
                                                                                    (Unaudited)                  (Audited)
LIABILITIES AND SHAREHOLDERS' EQUITY
         CURRENT LIABILITIES:
                 Short-term borrowings                                                $ 5,456,971                 $ 3,938,679
                 Current portion of obligations under financing agreement                  13,753                      17,732
                 Accounts payable                                                       5,559,423                   4,231,834
                 Accrued salaries, wages, and payroll withheld                            430,740                     398,618
                 Other accrued expenses                                                    90,688                     244,157
                 Warranty reserve                                                       1,114,534                   1,100,000
                                                                              --------------------       ---------------------
                                 Total current liabilities                             12,666,109                   9,931,020
                                                                              --------------------       ---------------------


          NONCURRENT LIABILITIES:
                 Obligations under financing agreements                                    59,260                      59,633
                 Long-term borrowings                                                   1,668,017                   1,749,383
                 Deferred income taxes                                                    373,133                     373,133
                                                                              --------------------       ---------------------
                                   Total noncurrent liabilities                         2,100,410                   2,182,149
                                                                              --------------------       ---------------------


          SHAREHOLDERS' EQUITY:
                 Common stock, par value $2 per share:
                      Authorized 10,000,000 shares;
                      Issued 4,020,459 shares                                           8,040,918                   8,040,918
                 Additional paid-in capital                                            16,218,394                  16,218,394
                 Accumulated (deficit)                                                (11,190,561)                (10,151,099)
                 Less cost of 214,851  common shares
                     in treasury                                                         (928,558)                   (928,558)
                                                                              --------------------       ---------------------
                                  Total shareholders' equity                           12,140,193                  13,179,655
                                                                              --------------------       ---------------------
                                                                                     $ 26,906,712                $ 25,292,824
                                                                              ====================       =====================

See notes to financial statements.

                                                                      ATHEY PRODUCTS CORPORATION
                                                                         STATEMENTS OF OPERATIONS
------------------------------------------------------------------------------------------------------------------------------------


                                                                          Three Months Ended                     Three Months Ended
                                                                             March 31, 2000                      March 31, 1999
                                                                        ----------------------             -----------------------
                                                                               (Unaudited)                         (Unaudited)
NET SALES                                                                         $ 8,525,180                         $ 9,568,046
Cost of goods sold                                                                  7,962,970                           8,125,025
                                                                        ----------------------             -----------------------
Gross profit                                                                          562,210                           1,443,021

Selling, administrative and engineering expenses                                    1,429,025                           1,664,518
                                                                        ----------------------             -----------------------
Loss from operations                                                                 (866,815)                           (221,497)

Other income                                                                            1,023                              13,776
Other expenses                                                                       (173,670)                            (99,562)
                                                                        ----------------------             -----------------------
Loss before income tax benefit                                                     (1,039,462)                           (307,283)

Income tax benefit                                                                          -                                   -
                                                                        ----------------------             -----------------------

NET LOSS                                                                         $ (1,039,462)                         $ (307,283)
                                                                        ======================             =======================

NET LOSS PER SHARE                                                                    $ (0.27)                            $ (0.08)
                                                                        ======================             =======================

WEIGHTED AVERAGE SHARES OUTSTANDING                                                 3,805,608                           3,805,608
                                                                        ======================             =======================

See notes to financial statements.

                                                                           ATHEY PRODUCTS CORPORATION
                                                                              STATEMENTS OF CASH FLOWS
------------------------------------------------------------------------------------------------------------------------------------

                                                                                 Three Months Ended              Three Months Ended
                                                                                   March 31,2000                     March 31,1999
                                                                               --------------------              -------------------
                                                                                       (Unaudited)                       (Unaudited)

OPERATING ACTIVITIES:
        Net loss                                                                      $ (1,039,462)                        (307,283)
        Adjustments to reconcile net loss
              to net cash used in operating activities:
              Depreciation and amortization                                                 85,953                           91,897
              Provision for doubtful accounts                                               13,428                                -


        Changes in operating assets and liabilities:
              Accounts receivable                                                         (489,186)                        (284,326)
              Inventories                                                                 (820,234)                       1,292,239
              Prepaid expenses                                                             (52,883)                        (178,699)
              Accounts payable                                                           1,327,589                         (697,237)
              Accrued salaries, wages, and payroll withheld                                 32,122                           18,488
              Other accrued expenses                                                      (153,469)                         (31,713)
              Warranty reserve                                                              14,534                           61,778
                                                                               --------------------             --------------------
                   Net cash used in operating activities                                (1,081,608)                         (34,856)
                                                                               --------------------             --------------------

INVESTING ACTIVITIES:
        Purchase of plant equipment                                                           (260)                         (24,000)
        Interest on certificate of deposit                                                  (1,525)                               -
                                                                               --------------------              -------------------
                   Net cash used in investing activities                                    (1,785)                         (24,000)
                                                                               --------------------              -------------------

FINANCING ACTIVITIES:
        Net proceeds from line of credit                                                 1,436,926                          609,000
        Principal paid on obligations under financing agreements                            (4,352)                               -
                                                                               --------------------              -------------------
                   Net cash provided by financing activities                             1,432,574                          609,000
                                                                               --------------------              -------------------

NET INCREASE IN CASH
         AND CASH EQUIVALENTS                                                              349,181                          550,144

CASH AND CASH EQUIVALENTS,
         BEGINNING OF PERIOD                                                                33,211                          143,391
                                                                               --------------------              -------------------

CASH AND CASH EQUIVALENTS,
         END OF PERIOD                                                                   $ 382,392                        $ 693,535
                                                                               ====================              ===================

SUPPLEMENTAL CASH FLOW DISCLOSURES:
        Interest paid                                                                    $ 173,670                        $ 100,032
                                                                               ====================              ===================

See notes to financial statements.

                          NOTES TO FINANCIAL STATEMENTS



I. The condensed financial statements included herein have been prepared by Athey Products Corporation (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations; however, the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's latest annual report on Form 10-K for the year ended December 31, 1999.

     The Company follows an interim closing procedure which utilizes a 13 week quarter rather than a calendar quarter. The end-year closing is not affected by this procedure.

II. The accompanying financial information reflects all adjustments, consisting only of normal adjustments, necessary to present fairly the financial position, results of operations, and cash flows for the interim period. The results of operations for the three month period ended March 31, 2000 should not necessarily be taken as indicative of the results that might be expected for the entire year 2000.

III. Earnings (loss) per share amounts are computed on the basis of the weighted average number of shares outstanding during the period, which were 3,805,608 in 2000 and 1999. Basic and diluted earnings (loss) per share are the same for both 2000 and 1999.

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


RESULTS OF OPERATIONS

Three Months Ended March 31, 2000 ("First Quarter 2000")

         as compared to

Three Months Ended March 31, 1999 ("First Quarter 1999")

The Company's net sales for the First Quarter 2000 were $8,525,180, a 10.9% decrease from the $9,568,046 recorded for the First Quarter 1999. The $1,042,866 decrease in sales was primarily attributable to a 10.4% decrease in the number of sweeper units shipped. During January 2000, the region experienced an unseasonable snowstorm, which resulted in production and delivery delays.

In addition, a softening in sales orders, which started in the Third Quarter 1999, continued in the First Quarter 2000. At March 31, 2000, the Company had a backlog of orders it believed to be firm of approximately $8,445,000, as compared to a backlog of $10,146,000 on December 31, 1999. At March 31, 1999, the Company had a backlog of orders of approximately $14,532,000.

Cost of goods sold as a percentage of net sales was 93.4% for the First Quarter 2000 as compared to 84.9% in the First Quarter 1999. Accounting for inventory components of freight and consumables and the unabsorbed labor and burden variances caused by January's snowstorm adversely impacted cost of goods sold in the First Quarter 2000.

The Company's selling, administrative and engineering expenses decreased $235,493 from $1,664,518 or 17.4% of net sales, to $1,429,025 or 16.8% of net sales. Selling, administrative and engineering expenses in 2000 have been favorably impacted by cost reduction initiatives.

Other income was $1,023 for the First Quarter 2000 as compared to $13,776 recorded in the First Quarter 1999. Included in other income for 1999 was interest income related to the proceeds from the sale of marketable securities.

Other expenses were $173,670 in the First Quarter 2000 compared to $99,562 in the First Quarter 1999. This increase in other expenses for 2000 is related to increased interest expense on the Company's larger borrowings, and also a higher prime interest rate.

Income tax expense (benefit) for 2000 and 1999 varies from the customary relationship of 34% primarily due to changes in the Company's valuation reserve allowance against recorded deferred tax assets.

The net loss after income tax benefit for the first quarter, 2000, was $1,039,462 or $.27 per share, as compared to a net loss of $307,283 or $.08 per share recorded for 1999.


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


LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2000, the Company had working capital of $10,668,235; the ratio of current assets to current liabilities was 1.8 to 1; and the debt to equity ratio was 1.22 to 1 due to increased borrowings. This compares to working capital of $11,703,743; a ratio of current assets to current liabilities of 2.2 to 1; and a debt to equity ratio of .92 to 1 at December 31, 1999.

The Company has generally relied upon internally generated funds and short-term borrowings to satisfy working capital requirements and to fund capital expenditures. At March 31, 2000, the Company had available a secured line of credit with a financial institution of $9,000,000 of which $7,124,988 had been utilized. At December 31, 1999, the Company had utilized $5,688,062 of the credit line.

The credit facility, which was obtained in July 1999, is in the form of a revolving and term loan credit facility and provides an aggregate principal amount of up to $9 million. The facility has an initial maturity date of June 30, 2002 and bears an interest rate of 3/4% above the prime rate as quoted in the Wall Street Journal.

In connection with the credit facility, the Company has as agreed, among other things, not to: (i) incur a pre-tax cumulative loss of $850,000 for the period from June 30, 1999 through the end of the initial term and (ii) permit the ratio of its total liabilities to its net worth to be greater than 2.0 to 1. The Company also has restrictions on the disposal of assets and the payment of dividends. At March 31, 2000, the Company had complied with all financial covenants.


YEAR 2000 ISSUE

The Company did not experience any significant problems associated with the Year 2000 issue. The Company did not incur any material costs related to the Year 2000 issue.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
         MARKET RISK

The Company's market risk exposure at March 31, 2000 is consistent with the types of market risk and amount of exposure presented in its Annual Report on Form 10-K for the year ended December 31, 1999.

PART II - OTHER INFORMATION
---------------------------

Item 1.  Legal Proceedings.  None.
         -----------------

Item 2.  Changes in Securities.  None.
         ---------------------

Item 3.  Defaults upon Senior Securities.  None.
         -------------------------------

Item 4.  Submission of Matters to a Vote of Security Holders.  None.
         ---------------------------------------------------

Item 6.  Exhibits and Reports on Form 8-K.
         --------------------------------

         (a)    The following are included as exhibits to this report:
                Exhibit No.           Description
                27.1                  Financial Data Schedule
         (b) No reports on Form 8-K have been filed during the Quarter for which this report is filed.


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ATHEY PRODUCTS CORPORATION



Date:  May 15, 2000                     /s/  Thomas N. Nelson
-------------------                     ----------------------
                                          Thomas N. Nelson
                                          President and Chief Executive Officer



Date:  May 15, 2000                     /s/  William H. Warden
-------------------                     ----------------------
                                             William H. Warden
                                             Vice President - Finance,
                                             Chief Financial Officer, Treasurer
                                             and Corporate Secretary