Form 10-Q
period 2000-06-30
ATHEY PRODUCTS CORP
filed 2000-08-02
CIK 8109

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                                   FORM 10-Q

[X]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                 For the Quarterly Period Ended June 30, 2000
                                       OR
[_]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
            For the transition period from _________ to ___________

                         Commission File Number 1-2723
                                                ------

                          ATHEY PRODUCTS CORPORATION
--------------------------------------------------------------------------------
              (Exact name of registrant as specified in charter)


           Delaware                                              36-0753480
-------------------------------                              -------------------
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)


1839 South Main Street, Wake Forest, North Carolina               27587-9289
--------------------------------------------------------------------------------
(Address of Principal Executive Offices)                          (Zip Code)


Registrant's Telephone Number, Including Area Code:              919-556-5171
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

Yes   X   .      No ___.
      ----

Number of Common Shares Outstanding as of June 30, 2000:               3,805,608
                                          -------------                ---------

                          ATHEY PRODUCTS CORPORATION
                          --------------------------

                                   I N D E X
                                   ---------


                                                                           Page
                                                                          Number
                                                                          ------


PART I.  FINANCIAL INFORMATION

      Item 1.  Financial Statements

               Balance Sheets as of June 30, 2000                         3 - 4
                 (unaudited) and December 31, 1999.

               Statements of Operations for the six
                 months ended June 30, 2000 (unaudited)                     5
                 and June 30, 1999 (unaudited).

               Statements of Operations for the three
                 months ended June 30, 2000 (unaudited)                     6
                 and June 30, 1999 (unaudited).

               Statements of Cash Flows for the six
                 months ended June 30, 2000 (unaudited)                     7
                 and June 30, 1999 (unaudited).

               Notes to Financial Statements                                8

      Item 2.  Management's Discussion and Analysis of Financial          9 - 13
                 Condition and Results of Operations

      Item 3.  Quantitative and Qualitative Disclosures About               13
                 Market Risk


PART II. OTHER INFORMATION

      Item 1.  Legal Proceedings                                            13
      Item 2.  Changes in Securities                                        13
      Item 3.  Defaults upon Senior Securities                              13
      Item 4.  Submission of Matters to a Vote of Security Holders          13
      Item 5.  Other Information                                            13
      Item 6.  Exhibits and Reports on Form 8-K                             14

PART I.  FINANCIAL INFORMATION
         Item 1. Financial Statements



                          ATHEY PRODUCTS CORPORATION
                                BALANCE SHEETS
--------------------------------------------------------------------------------

                                                                        June 30, 2000         December 31, 1999
                                                                        -------------         -----------------
                                                                         (Unaudited)              (Audited)
ASSETS
------
  CURRENT ASSETS:
     Cash and cash equivalents                                          $     43,412            $     33,211
     Certificate of deposit, restricted                                         -                    190,408
     Accounts receivable (less allowances for doubtful accounts
       of $168,844 and $157,031 for 2000 and 1999, respectively)           3,424,526               3,376,826
     Inventories                                                          17,577,473              17,458,679
     Prepaid expenses                                                        293,462                 202,506
     Deferred income taxes                                                   373,133                 373,133
                                                                        -------------------------------------
                Total current assets                                      21,712,006              21,634,763
                                                                        -------------------------------------


  OTHER ASSETS:
     Other                                                                    96,397                  98,230
                                                                        -------------------------------------
                Total other assets                                            96,397                  98,230
                                                                        -------------------------------------


  PROPERTY, PLANT AND EQUIPMENT:
     Land and land improvements                                               47,785                  47,785
     Buildings and building improvements                                   4,081,658               4,081,658
     Machinery and equipment                                               5,121,620               5,121,620
                                                                        -------------------------------------
                                                                           9,251,063               9,251,063
     Less accumulated depreciation                                        (5,870,729)             (5,691,232)
                                                                        -------------------------------------
                Total property, plant and equipment, net                   3,380,334               3,559,831
                                                                        -------------------------------------
                                                                        $ 25,188,737            $ 25,292,824
                                                                        =====================================



See notes to financial statements.

                          ATHEY PRODUCTS CORPORATION
                                BALANCE SHEETS
--------------------------------------------------------------------------------

                                                                        June 30, 2000           December 31, 1999
                                                                        -------------           -----------------
                                                                         (Unaudited)                (Audited)
LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
   CURRENT LIABILITIES:
      Short-term borrowings                                             $  3,647,262               $  3,938,679
      Current portion of obligations under financing agreements                8,945                     17,732
      Accounts payable                                                     5,616,764                  4,231,834
      Accrued salaries, wages, and payroll withheld                          421,912                    398,618
      Other accrued expenses                                                 241,136                    244,157
      Warranty reserve                                                     1,099,266                  1,100,000
                                                                        -------------              -------------
               Total current liabilities                                  11,035,285                  9,931,020
                                                                        -------------              -------------


   NONCURRENT LIABILITIES:
      Obligations under financing agreements                                  58,900                     59,633
      Long-term borrowings                                                 1,545,966                  1,749,383
      Deferred income taxes                                                  373,133                    373,133
                                                                        -------------              -------------
               Total noncurrent liabilities                                1,977,999                  2,182,149
                                                                        -------------              -------------


   SHAREHOLDERS' EQUITY:
      Common stock, par value $2 per share:
         Authorized 10,000,000 shares;
         Issued 4,020,459 shares                                           8,040,918                  8,040,918
      Additional paid-in capital                                          16,218,394                 16,218,394
      Accumulated deficit                                                (11,155,301)               (10,151,099)
      Less cost of 214,851 common shares
         in treasury                                                        (928,558)                  (928,558)
                                                                        -------------              -------------
               Total shareholders' equity                                 12,175,453                 13,179,655
                                                                        -------------              -------------
                                                                        $ 25,188,737               $ 25,292,824
                                                                        =============              =============


See notes to financial statements.

                          ATHEY PRODUCTS CORPORATION
                           STATEMENTS OF OPERATIONS
--------------------------------------------------------------------------------

                                                        Six Months Ended        Six Months Ended
                                                         June 30, 2000           June 30, 1999
                                                        ----------------        ----------------
                                                           (Unaudited)             (Unaudited)
NET SALES                                               $    17,441,781         $    20,493,974
Cost of goods sold                                           15,307,834              16,917,902
                                                        ----------------        ----------------
Gross profit                                                  2,133,947               3,576,072

Selling, administrative and engineering expenses              2,789,679               3,382,224
                                                        ----------------        ----------------
Income (loss) from operations                                  (655,732)                193,848

Other income                                                      7,330                  38,755
Other expenses                                                 (355,800)               (221,808)
                                                        ----------------        ----------------
Income (loss) before income taxes                            (1,004,202)                 10,795

Income taxes                                                       -                       -
                                                        ----------------        ----------------

NET INCOME (LOSS)                                       $    (1,004,202)        $        10,795
                                                        ================        ================

NET INCOME (LOSS) PER SHARE                             $         (0.26)        $          0.00
                                                        ================        ================

WEIGHTED AVERAGE SHARES
     OUTSTANDING                                              3,805,608               3,805,608
                                                        ================        ================

See notes to financial statements.

                          ATHEY PRODUCTS CORPORATION
                           STATEMENTS OF OPERATIONS
--------------------------------------------------------------------------------

                                                        Three Months Ended      Three Months Ended
                                                           June 30,2000            June 30,1999
                                                        ------------------      ------------------
                                                            (Unaudited)             (Unaudited)
NET SALES                                               $       8,916,601       $      10,925,928
Cost of goods sold                                              7,344,864               8,792,877
                                                        ------------------      ------------------
Gross profit                                                    1,571,737               2,133,051

Selling, administrative and engineering expenses                1,360,654               1,717,706
                                                        ------------------      ------------------
Income from operations                                            216,083                 415,345


Other income                                                        6,307                  24,979
Other expenses                                                   (182,130)               (122,246)
                                                        ------------------      ------------------
Income before income taxes                                         35,260                 318,078


Income taxes                                                         -                       -
                                                        ------------------      ------------------
NET INCOME                                              $          35,260       $         318,078
                                                        ==================      ==================

NET INCOME PER SHARE                                    $            0.01       $            0.08
                                                        ==================      ==================

WEIGHTED AVERAGE SHARES
  OUTSTANDING                                                   3,805,608               3,805,608
                                                        ==================      ==================


See notes to financial statements.

                          ATHEY PRODUCTS CORPORATION
                           STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------

                                                                Six Months Ended        Six Months Ended
                                                                  June 30,2000            June 30,1999
                                                                ----------------        ----------------
                                                                   (Unaudited)             (Unaudited)
OPERATING ACTIVITIES:
  Net Income (loss)                                             $    (1,004,202)        $        10,795
  Adjustments to reconcile net income (loss)
    to net cash provided by (used in) operating activities:
    Depreciation and amortization                                       179,497                 184,209
    Provision for doubtful accounts                                      11,813                  46,082


  Changes in operating assets and liabilities:
    Accounts receivable                                                 (59,513)               (902,439)
    Inventories                                                        (118,794)                225,914
    Prepaid expenses                                                    (90,956)               (159,452)
    Accounts payable                                                  1,384,930                 319,245
    Accrued salaries, wages, and payroll withheld                        23,294                  20,224
    Other accrued expenses                                               (3,021)                 39,361
    Warranty reserve                                                       (734)                109,086
                                                                ----------------        ----------------
      Net cash provided by (used in) operating activities               322,314                (106,975)
                                                                ----------------        ----------------

INVESTING ACTIVITIES:
  Purchase of plant equipment                                              -                    (38,028)
  Certificate of deposit released from restriction                      190,408                    -
  Other                                                                   1,833                    -
                                                                ----------------        ----------------
      Net cash provided by (used in) investing activities               192,241                 (38,028)
                                                                ----------------        ----------------

FINANCING ACTIVITIES:
  Net proceeds from (payments on) credit facility                      (494,834)                609,000
  Principal paid on obligations under financing agreements               (9,520)                   -
                                                                ----------------        ----------------
      Net cash provided by (used in) financing activities              (504,354)                609,000
                                                                ----------------        ----------------

NET INCREASE IN CASH
  AND CASH EQUIVALENTS                                                   10,201                 463,997

CASH AND CASH EQUIVALENTS,
  BEGINNING OF PERIOD                                                    33,211                 143,391
                                                                ----------------        ----------------

CASH AND CASH EQUIVALENTS,
  END OF PERIOD                                                 $        43,412         $       607,388
                                                                ================        ================

SUPPLEMENTAL CASH FLOW DISCLOSURES:
  Interest paid                                                 $       355,800         $       221,782
                                                                ================        ================

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

     The Company follows an interim closing procedure which utilizes a 13-week quarter rather than a calendar quarter. The end-year closing is not affected by this procedure.

II. The accompanying financial information reflects all adjustments, consisting only of normal adjustments, necessary to present fairly the financial position, results of operations, and cash flows for the interim period. The results of operations for the three and six month periods ended June 30, 2000 should not necessarily be taken as indicative of the results that might be expected for the entire year 2000.

III. Income (loss) per share amounts are computed on the basis of the weighted average number of shares outstanding during the period, which were 3,805,608 in 2000 and 1999. Basic and diluted income (loss) per share are the same for both 2000 and 1999.

                          ATHEY PRODUCTS CORPORATION
                          --------------------------

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
         -----------------------------------------------------------------------
         OF OPERATIONS.
         --------------

The forward-looking statements included in the "Management's Discussion and Analysis of Financial Condition and Results of Operations" section, which reflect management's best judgement based on factors currently known, involve risks and uncertainties. Words such as "expect", "anticipates", "believes", "intends", and "hopes", variations of such words and similar expressions are intended to identify such forward-looking statements. Actual results could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including but not limited to, the factors discussed in such section. Forward-looking information provided by the Company in such section pursuant to the safe harbor established under the Private Securities Litigation Reform Act of 1995 should be evaluated in the context of these factors.

RESULTS OF OPERATIONS
---------------------

Six Months Ended June 30, 2000
------------------------------

     as compared to

Six Months Ended June 30, 1999
------------------------------

The Company's net sales for the six months ended June 30, 2000 were $17,441,781, a 14.9% or $3,052,193 decrease from the $20,493,974 recorded for the same period in 1999. The sales decrease reflects a 19.3% decrease in the number of sweepers shipped d uring the period as compared to the same period of 1999. Unseasonably bad weather in the first quarter of 2000 and delays in receiving key parts in the second quarter of 2000 contributed to production delays and the reduction in the number of sweeper units shipped. This volume decrease was partially offset by a 4.0% increase in average realized price. Replacement parts sales decreased 6.6% from the six-month period in 1999.

In addition, the softening in sales orders, which started in the Third Quarter 1999, continued during the first half of 2000. At June 30, 2000, the Company had a backlog of orders it believed to be firm of approximately $6,555,000, as compared with a backlog of $15,116,000 at June 30, 1999. Management expects the softening of sales orders and the backlog reduction to further continue into the Third Quarter 2000.

Cost of goods sold as a percentage of net sales was 87.8% for the six months ended June 30, 2000 as compared to 82.6% during the same period for 1999. Unabsorbed labor and burden variances adversely impacted cost of goods sold in 2000.

The Company's selling, administrative and engineering expenses decreased $592,545 from $3,382,224 or 16.5% of net sales, to $2,789,679 or 16.0% of net sales. Selling, administrative and engineering expenses in 2000 were favorably impacted by headcount reductions and lower warranty expenses.

Other expenses for 2000 were $355,800 as compared to $221,808 recorded in 1999. This increase is related to increased interest expense associated with higher rates and borrowings on the Company's line of credit.

The net loss after tax for the six months ended June 30, 2000 was $1,004,202 or $0.26 per share, as compared to a net income of $10,795 or $0.00 per share recorded for the same period in 1999 for the reasons discussed above.

Three Months Ended June 30, 2000 ("Second Quarter 2000")
--------------------------------------------------------

     as compared to

Three Months Ended June 30, 1999 ("Second Quarter 1999")
--------------------------------------------------------

The Company's net sales for the Second Quarter 2000 were $8,916,601 representing a 18.4%, or $2,009,327 decrease from net sales of $10,925,928 recorded in the Second Quarter 1999. This sales decrease is attributable to a 19.3% decrease in number of units shipped, and a 6.4% decline in replacement parts sales. Delays in receiving key parts contributed to the reduction in the number of sweeper units shipped in the Second Quarter. This volume decrease was partially offset by a 4.0% increase in average realized prices.

The cost of goods sold, as a percentage of net sales, was 82.4% in the Second Quarter 2000 compared with 80.5% in the Second Quarter 1999. Although unabsorbed labor and burden variances improved in the Second Quarter 2000, these factors continue to impact cost of goods sold.

The Company's selling, administrative, and engineering expenses decreased $357,052 to $1,360,654 in the Second Quarter 2000 or 15.3% of net sales, from $1,717,706 reported in the Second Quarter 1999 or 15.7% of net sales. The decrease is the result of ongoing cost reduction efforts to lower head counts and lower warranty expenses.

Other income for the Second Quarter 2000 was $6,307 as compared to $24,979 recorded in the Second Quarter of 1999.

Other expenses for the Second Quarter of 2000 were $182,130 as compared to $122,246 recorded in the Second Quarter of 1999. This increase in other expenses for the Second Quarter 2000 is related to increased interest expense associated with the borrowings on the Company's line of credit.

The net income for the three months ended June 30, 2000 was $35,260 or $0.01 per share, as compared to net income of $318,078 or $0.08 per share for the three months ended June 30, 1999 for the reasons discussed above.

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

Liquidity and Capital Resources
-------------------------------

At June 30, 2000, the Company had working capital of $10,676,721; the ratio of current assets to current liabilities was 2.0 to 1; and the debt to equity ratio was 1.07 to 1. This compares to working capital of $11,703,743; a ratio of current assets to current liabilities of 2.2 to 1; and a debt to equity ratio of
 .92 to 1 at December 31, 1999. The decrease in working capital is primarily due to an increase in accounts payable.

The Company did not authorize any common stock repurchases during 2000 or 1999.

At June 30, 2000, the Company had available a secured line of credit with a financial institution of $9,000,000 of which $5,193,228 had been utilized. At December 31, 1999, the Company had utilized $5,688,062 of the credit line.

The credit facility, which was obtained in July 1999, is in the form of a revolving and term loan credit facility and provides an aggregate principal amount of up to $9 million. The facility has an initial maturity date of June 30, 2002 and bears an interest rate of 3/4% above the prime rate as quoted in the Wall Street Journal.

In connection with the credit facility, the Company has covenants, among others;
(i) not to incur a pre-tax cumulative loss of $850,000 for the period from June 30, 1999 through the end of the initial term and (ii) not to permit the ratio of its total liabilities to its net worth to be greater than 2.0 to 1. The Company also has restrictions on the disposal of assets and the payment of dividends.
At June 30, 2000, the Company had complied with all financial covenants.

To ensure an adequate supply of key inventory material, the Company has, in the normal course of business, issued purchase order commitments at June 30, 2000 to a major supplier for the purchase of chassis in the amount of $2,398,000. Such commitments represent 6 - 12 months of supply for certain production models.

Year 2000 Issue
---------------

The Company did not experience any significant problems associated with the Year 2000 issue. The Company did not incur any material costs related to the Year 2000 issue.


Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
         ----------------------------------------------
         MARKET RISK
         -----------

The Company's market risk exposure at June 30, 2000 is consistent with the types of market risk and amount of exposures presented in its Annual Report on Form 10-K for the year ended December 31, 1999.


PART II - OTHER INFORMATION
---------------------------

Item 1.  Legal Proceedings.  None.
         -----------------

Item 2.  Changes in Securities.  None.
         ---------------------

Item 3.  Defaults upon Senior Securities.  None.
         -------------------------------

Item 4.  Submission of Matters to a Vote of Security Holders.
         ---------------------------------------------------
         The annual meeting of shareholders for the Company was held on May 25, 2000 at which meeting the following matters were voted on by the shareholders:

         (i) Set the number of directors at five (5) (3,459,965 for, 0 against, and 133,983 abstaining) and Election of Directors.

              Name                     Votes For       Votes Withheld
              ----                     ---------       --------------
              John F. McCullough       3,459,965       133,983
              Martin W. McCullough     3,460,045       133,903
              Richard A. Rosenthal     3,583,765        10,183
              Joseph L. Dindorf        3,583,855        10,093
              Thomas N. Nelson         3,583,775        10,173

         (ii) Ratification of the Appointment of McGladrey & Pullen, LLP as the independent public accountants of the Company.

              Votes For                Votes Against   Votes Abstaining
              ---------                -------------   ----------------
              3,425,800                1,812           166,336


Item 5.  Other Information.  None.
         -----------------

     Item 6.  Exhibits and Reports on Form 8-K.
              --------------------------------


              (a) The following exhibits have been filed as part of this report.


                   3.1    Bylaws
                   10.1   Employment Agreement
                   27.1   Financial Data Schedule





              (b) No reports on Form 8-K have been filed during the Quarter for which this report is filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ATHEY PRODUCTS CORPORATION



Date:  August 2, 2000                       /s/ Thomas N. Nelson
---------------------                      -------------------------------------
                                           Thomas N. Nelson
                                           President and Chief Executive Officer



Date:  August 2, 2000                       /s/ William H. Warden
---------------------                      -------------------------------------
                                           William H. Warden
                                           Vice President - Finance,
                                           Chief Financial Officer,
                                           Treasurer and Corporate
                                           Secretary