Form 10-Q
period 2000-09-30
ATHEY PRODUCTS CORP
filed 2000-11-14
CIK 8109

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)

            [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended September 30, 2000
                                       OR
 [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
     EXCHANGE ACT OF 1934
             For the transition period from _________ to ___________

                          Commission File Number 1-2723

                           ATHEY PRODUCTS CORPORATION
--------------------------------------------------------------------------------
               (Exact name of registrant as specified in charter)

                  Delaware                                 36-0753480
 ---------------------------------                ------------------------------
 (State or other jurisdiction of                       (I.R.S. Employer
 incorporation or organization)                        Identification No.)

1839 South Main Street, Wake Forest, North Carolina              27587-9289
--------------------------------------------------------------------------------
(Address of Principal Executive Offices)                         (Zip Code)

Registrant's Telephone Number, Including Area Code:              919-556-5171
                                                                  ------------

 Not Applicable
-------------------------------------------------------------------------------
 Former name, former address and former fiscal year, if changed since last report.

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X   .      No ___.
      ----

Number of Common Shares Outstanding as of September 30, 2000:        3,805,608
                                         ------------------         ---------

                           ATHEY PRODUCTS CORPORATION

                                    I N D E X

                                                                          Page
                                                                          Number

PART I.  FINANCIAL INFORMATION

         Item 1.    Financial Statements

                  Balance Sheets as of September 30, 2000                 3 - 4
                         (unaudited) and December 31, 1999.

                  Statements of Operations for the nine
                          months ended September 30, 2000 (unaudited)       5
                          and September 30, 1999 (unaudited).

                  Statements of Operations for the three
                          months ended September  30, 2000 (unaudited)      6
                          and September 30, 1999 (unaudited).

                  Statements of Cash Flows for the nine
                           months ended September 30, 2000 (unaudited)      7
                           and September  30, 1999 (unaudited).

                  Notes to Financial Statements                             8

         Item 2.  Management's Discussion and Analysis of Financial       9 - 13
                             Condition and Results of Operations

         Item 3.  Quantitative and Qualitative Disclosures About           13
                        Market Risk


PART II.          OTHER INFORMATION

         Item 1.  Legal Proceedings                                        13
         Item 2.  Changes in Securities                                    13
         Item 3.  Defaults upon Senior Securities                          13
         Item 4.  Submission of Matters to a Vote of Security Holders      13
         Item 5.  Other  Information                                       13
         Item 6.  Exhibits and Reports on Form 8-K                         13

PART I. FINANCIAL INFORMATION
             Item 1. Financial Statements


                                                   ATHEY PRODUCTS CORPORATION
                                                         BALANCE SHEETS
-------------------------------------------------------------------------------------------------------------------------------


                                                                              September 30, 2000             December 31, 1999
                                                                             -------------------           --------------------
                                                                                  (Unaudited)                    (Audited)

ASSETS
------
     CURRENT ASSETS:
            Cash and cash equivalents                                               $ 587,730                         $ 33,211
            Certificate of deposit, restricted                                              -                          190,408
            Accounts receivable (less allowances for doubtful accounts
                of $168,980 and $157,031 for 2000 and 1999, respectively)           1,954,387                        3,376,826
            Inventories                                                            16,984,008                       17,458,679
            Prepaid expenses                                                          182,200                          202,506
            Deferred income taxes                                                     373,133                          373,133
                                                                             -----------------             --------------------
                              Total current assets                                 20,081,458                       21,634,763
                                                                             -----------------             --------------------


     OTHER ASSETS:
             Other                                                                     64,000                           98,230
                                                                             -----------------             --------------------
                              Total other assets                                       64,000                           98,230
                                                                             -----------------             --------------------


      PROPERTY, PLANT AND EQUIPMENT:
             Land and land improvements                                                47,785                           47,785
             Buildings and building improvements                                    4,081,658                        4,081,658
             Machinery and equipment                                                5,112,499                        5,121,620
                                                                             -----------------             --------------------
                                                                                    9,241,942                        9,251,063
             Less accumulated depreciation                                         (5,943,894)                      (5,691,232)
                                                                             -----------------             --------------------
                              Total property, plant and equipment, net              3,298,048                        3,559,831
                                                                             -----------------             --------------------
                                                                                 $ 23,443,506                     $ 25,292,824
                                                                             =================             ====================


See notes to financial statements.


                                                 ATHEY PRODUCTS CORPORATION
                                                        BALANCE SHEETS
-------------------------------------------------------------------------------------------------------------------------------


                                                                               September 30, 2000           December 31, 1999
                                                                              ---------------------       ---------------------
                                                                                    (Unaudited)                  (Audited)
LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
         CURRENT LIABILITIES:
                 Short-term borrowings                                                   4,815,057                 $ 3,938,679
                 Current portion of obligations under financing agreements                   4,130                      17,732
                 Accounts payable                                                        5,780,846                   4,231,834
                 Accrued salaries, wages, and payroll withheld                             487,978                     398,618
                 Other accrued expenses                                                    247,781                     244,157
                 Warranty reserve                                                        1,063,385                   1,100,000
                                                                              ---------------------       ---------------------
                                 Total current liabilities                              12,399,177                   9,931,020
                                                                              ---------------------       ---------------------


          NONCURRENT LIABILITIES:
                 Obligations under financing agreements                                     59,260                      59,633
                 Long-term borrowings                                                            -                   1,749,383
                 Deferred income taxes                                                     373,133                     373,133
                                                                              ---------------------       ---------------------
                                   Total noncurrent liabilities                            432,393                   2,182,149
                                                                              ---------------------       ---------------------


          SHAREHOLDERS' EQUITY:
                 Common stock, par value $2 per share:
                      Authorized 10,000,000 shares;
                      Issued 4,020,459 shares                                            8,040,918                   8,040,918
                 Additional paid-in capital                                             16,218,394                  16,218,394
                 Accumulated deficit                                                   (12,718,818)                (10,151,099)
                 Less cost of 214,851  common shares
                     in treasury                                                          (928,558)                   (928,558)
                                                                              ---------------------       ---------------------
                                  Total shareholders' equity                            10,611,936                  13,179,655
                                                                              ---------------------       ---------------------
                                                                                      $ 23,443,506                $ 25,292,824
                                                                              =====================       =====================


See notes to financial statements.


                                                 ATHEY PRODUCTS CORPORATION
                                                   STATEMENTS OF OPERATIONS
-----------------------------------------------------------------------------------------------------------------------------


                                                                          Nine Months Ended               Nine Months Ended
                                                                          September 30, 2000              September 30, 1999
                                                                        ---------------------          ----------------------
                                                                             (Unaudited)                      (Unaudited)

NET SALES                                                                    $ 23,771,215                       $ 30,123,280
Cost of goods sold                                                             21,355,210                         24,954,185
                                                                        ------------------             ----------------------
Gross profit                                                                    2,416,005                          5,169,095

Selling, administrative and engineering expenses                                4,195,824                          4,816,792
                                                                        ------------------             ----------------------
Income (loss) from operations                                                  (1,779,819)                           352,303

Other income                                                                       29,785                             37,531
Other expenses                                                                    817,685                            362,655
                                                                        ------------------             ----------------------
Income (loss) before income taxes                                              (2,567,719)                            27,179

Income taxes                                                                                                               -
                                                                        ------------------             ----------------------

NET INCOME (LOSS)                                                            $ (2,567,719)                          $ 27,179
                                                                        ==================             ======================

NET INCOME (LOSS) PER SHARE                                                       $ (0.67)                            $ 0.01
                                                                        ==================             ======================

WEIGHTED AVERAGE SHARES
      OUTSTANDING                                                               3,805,608                          3,805,608
                                                                        ==================             ======================



See notes to financial statements

                                                    ATHEY PRODUCTS CORPORATION
                                                      STATEMENTS OF OPERATIONS
------------------------------------------------------------------------------------------------------------------------------


                                                                          Three Months Ended              Three Months Ended
                                                                          September 30, 2000              September 30, 1999
                                                                        ----------------------          ----------------------
                                                                               (Unaudited)                     (Unaudited)

NET SALES                                                                         $ 6,329,434                     $ 9,629,306
Cost of goods sold                                                                  6,047,376                       8,036,283
                                                                        ----------------------          ----------------------
Gross profit                                                                          282,058                       1,593,023

Selling, administrative and engineering expenses                                    1,406,145                       1,434,568
                                                                        ----------------------          ----------------------
Income (loss) from operations                                                      (1,124,087)                        158,455

Other income                                                                           22,455                          (1,224)
Other expenses                                                                        461,885                         140,847
                                                                        ----------------------          ----------------------
Income (loss) before income tax expense                                            (1,563,517)                         16,384

Income taxes                                                                                -                               -
                                                                        ----------------------          ----------------------

NET INCOME (LOSS)                                                                $ (1,563,517)                       $ 16,384
                                                                        ======================          ======================

NET INCOME (LOSS) PER SHARE                                                           $ (0.41)                         $ 0.00
                                                                        ======================          ======================

WEIGHTED AVERAGE SHARES
             OUTSTANDING                                                            3,805,608                       3,805,608
                                                                        ======================          ======================


See notes to financial statements

                                                        ATHEY PRODUCTS CORPORATION
                                                         STATEMENTS OF CASH FLOWS
-----------------------------------------------------------------------------------------------------------------------------------

                                                                                 Nine Months Ended              Nine Months Ended
                                                                                September 30, 2000              September 30,1999
                                                                               --------------------            --------------------
                                                                                    (Unaudited)                     (Unaudited)
OPERATING ACTIVITIES:
        Net Income (loss)                                                             $ (2,567,719)                       $ 27,179
        Adjustments to reconcile net earnings
              to net cash provided by (used in) operating activities:
              Depreciation and amortization                                                252,662                         266,562
              Provision for doubtful accounts                                               11,949                             320

        Changes in operating assets and liabilities:
              Accounts receivable                                                        1,410,490                        (979,932)
              Inventories                                                                  474,671                        (324,302)
              Prepaid expenses                                                              20,306                        (327,631)
              Accounts payable                                                           1,549,012                        (751,362)
              Accrued salaries, wages, and payroll withheld                                 89,360                         (13,881)
              Other accrued expenses                                                         3,624                        (129,661)
              Warranty reserve                                                             (36,615)                        (87,596)
                                                                               --------------------            --------------------
                   Net cash provided by (used in) operating activities                   1,207,740                      (2,320,304)
                                                                               --------------------            --------------------

INVESTING ACTIVITIES:
        Purchase of plant equipment                                                              -                         (37,354)
        Certificate of deposit released from restriction                                   190,408                               -
        Other                                                                               43,351                               -
                                                                               --------------------            --------------------
                   Net cash provided by (used in) investing activities                     233,759                         (37,354)
                                                                               --------------------            --------------------

FINANCING ACTIVITIES:
        Net proceeds from (payments on) credit facility                                   (873,005)                      2,394,323
        Principal paid on obligations under financing agreements                           (13,975)                              -
                                                                               --------------------            --------------------
                   Net cash provided by (used in) financing activities                    (886,980)                      2,394,323
                                                                               --------------------            --------------------

NET INCREASE IN CASH
         AND CASH EQUIVALENTS                                                              554,519                          36,665

CASH AND CASH EQUIVALENTS,
         BEGINNING OF PERIOD                                                                33,211                         143,391
                                                                               --------------------            --------------------

CASH  AND CASH EQUIVALENTS
         END OF PERIOD                                                                   $ 587,730                       $ 180,056
                                                                               ====================            ====================

SUPPLEMENTAL CASH FLOW DISCLOSURES:
        Interest paid                                                                    $ 503,621                       $ 356,485
                                                                               ====================            ====================


See notes to financial statements

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

II. The accompanying financial information reflects all adjustments, consisting only of normal adjustments, necessary to present fairly the financial position, results of operations, and cash flows for the interim period. The results of operations for the three and nine month periods ended September 30, 2000 should not necessarily be taken as indicative of the results that might be expected for the entire year 2000.

III. Income (loss) per share amounts are computed on the basis of the weighted average number of shares outstanding during the period, which were 3,805,608 in 2000 and 1999. Basic and diluted income (loss) per share are the same for both 2000 and 1999.

                           ATHEY PRODUCTS CORPORATION

Item 2.   Management's Discussion and Analysis of Financial Condition and
         -----------------------------------------------------------------
          Results of Operations.
          ----------------------

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

  RESULTS OF OPERATIONS

  Nine Months Ended September 30, 2000

     as compared to

  Nine Months Ended September 30, 1999

  The Company's net sales for the nine months ended September 30, 2000 were $23,771,215, a 21.1% or $6,352,065 decrease from the $30,123,280 recorded for the same period in 1999. The sales decrease reflects a 27.3% decrease in the number of sweepers shipped during the period as compared to the same period of 1999. Unseasonably bad weather early in the first quarter of 2000 and delays in receiving key parts coupled with inconsistency in orders in the second and third quarters resulted in production delays and the reduction in the number of sweeper units shipped. This volume decrease was partially offset by a 5.0% increase in average realized prices. Replacement parts sales decreased 6.5% from the nine-month period in 1999.

  In addition, the softening in sales orders, which started in the third quarter of 1999 ("Third Quarter 1999"), continued during the first nine months of 2000. At September 30, 2000, the Company had a backlog of orders it believed to be firm of approximately $6,022,000, as compared with a backlog of $11,572,000 at September 30, 1999. Management expects that the general market softness will continue through the fourth quarter of 2000 and that order input will continue at levels consistent with the past twelve months. Management believes that its markets have been negatively impacted by customer budget constraints relating to interest rate and fuel cost increases. Additionally, environmental regulations have delayed the release of bid documents from customers in certain markets.

  Cost of goods sold as a percentage of net sales was 89.8% for the nine months ended September 30, 2000 as compared to 82.8% during the same period for 1999. Unabsorbed labor and burden variances, principally resulting from the volume decreases discussed above adversely, impacted cost of goods sold in 2000.

  The Company's selling, administrative and engineering expenses decreased $620,968 from $4,816,792, or 16% of net sales in 1999, to $4,195,824, or 17.7%
  of net sales in 2000. Selling, administrative and engineering expenses in 2000 were favorably impacted by cost reduction programs and lower warranty expenses. These expenses increased as a percentage of sales, however , due to the sales decreases noted above.

  Other expenses for 2000 were $817,685 as compared to $362,655 recorded in 1999. This increase is related principally to $148,000 in increased interest expense associated with higher rates and borrowings on the Company's line of credit , to $314,000 in refinancing and other consultant and professional fees in the third quarter of 2000 ( "Third Quarter 2000").

  The net loss after tax for the nine months ended September 30, 2000 was $2,567,719, or $0.67 per share, as compared to a net income of $27,179, or $0.01 per share recorded for the same period in 1999 for the reasons discussed above.

Three Months Ended September  30, 2000

     as compared to

Three Months Ended  September  30, 1999

The Company's net sales for the Third Quarter 2000 were $6,329,434 representing a 34.3%, or $3,299,872 decrease from net sales of $9,629,306 recorded in the Third Quarter 1999. This sales decrease is attributable to a 43.5% decrease in number of units shipped, and a 6.4% decline in replacement parts sales. Delays in receiving key parts and inconsistency in orders during the quarter resulted in production delays and the reduction in the number of sweeper units shipped in the Third Quarter 2000. This volume decrease was partially offset by a 8.7% increase in average realized prices.

The cost of goods sold, as a percentage of net sales, was 95.5% in the Third Quarter 2000 compared with 83.5% in the Third Quarter 1999. Unabsorbed labor and burden variances, principally resulting from the volume decreases discussed above, continue to impact cost of goods sold.

The Company's selling, administrative, and engineering expenses decreased $28,423 to $1,406,145 in the Third Quarter 2000 or 22.2% of net sales, from $1,434,568 reported in the Third Quarter 1999 or 14.9% of net sales. The decrease is the result of ongoing cost reduction programs. These expenses increased as a percentage of sales, however, due to the sales decreases noted above.

Other expenses for the Third Quarter 2000 were $461,885 as compared to $140,847 recorded in the Third Quarter 1999. This increase in other expenses for the Third Quarter 2000 is related principally to a $15,000 increased interest expense associated with the borrowings on Company's line of credit, to $314,000 in refinancing and other consultant and professional fees.

The net loss for the three months ended September 30, 2000 was $1,563,517, or $0.41 per share, as compared to net income of $16,384, or $0.00 per share for the three months ended September 30, 1999 for the reasons discussed above.

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

Liquidity and Capital Resources

At September 30, 2000, the Company had working capital of $7,682,281; the ratio of current assets to current liabilities was 1.6 to 1; and the debt to equity ratio was 1.2 to 1. This compares to working capital of $11,703,743; a ratio of current assets to current liabilities of 2.2 to 1; and a debt to equity ratio of
 .9 to 1 at December 31, 1999. The decrease in working capital is primarily due to an increase in accounts payable and a decrease in accounts receivable, principally resulting from the sales decreases described above.

The Company did not authorize any common stock repurchases during 2000 or 1999.

To ensure an adequate supply of key inventory materials, the Company has, in the normal course of business, issued purchase order commitments at September 30, 2000 to a major supplier for the purchase of chassis in the amount of $1,782,000. Such commitments represent approximately a six month supply for certain production models.

At September 30, 2000, the Company had available a secured line of credit with a financial institution of $9,000,000 of which $4,815,057 had been utilized. At December 31, 1999, the Company had utilized $5,688,062 of the credit line.

The credit facility, which was obtained in July 1999, is in the form of a revolving and term loan credit facility and provides an aggregate principal amount of up to $9 million. The availability under the revolving portion of the credit facility is based on the various advance rates on eligible accounts receivable and inventory subject to reserves and sublimits. The facility has an initial maturity date of June 30, 2002 and bears an initial interest rate of 3/4% above the prime rate as quoted in the Wall Street Journal.

In connection with the credit facility, the Company has covenants, among others;
(i) not to incur a pre-tax cumulative loss of $850,000 for the period from June 30, 1999 through the end of the initial term and (ii) not to permit the ratio of its total liabilities to its net worth to be greater than 2.0 to 1. The Company also has restrictions on the disposal of assets and the payment of dividends. The Company notified its primary lender that, as of the end of July 2000, the Company was in violation of the cumulative net loss covenant in its Loan and Security Agreement. Pursuant to the notice, the Company received a Waiver and Amendment No.1 to its Loan and Security Agreement wherein the lender has waived the violation until November 30, 2000. The Loan and Security Agreement has been amended to increase the rate on the credit facility to 2 3/4 over the prime rate as quoted in the Wall Street Journal.

The Company is in the process of exploring various alternatives and developing a comprehensive business and capital plan to address both its operational issues and its capital and liquidity needs. Among other things in that regard, the Company is discussing its alternatives with its lender and expects to seek, prior to November 30, 2000, an additional waiver of covenant compliance and negotiate other arrangements with its lender to provide for its ongoing liquidity needs. However, there are no assurances that the foregoing arrangements can be made by the Company with its lender. Therefore, as of September 30, 2000, all the borrowings related to the credit facility have been classified as a current liability.


Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's market risk exposure at September 30, 2000 is consistent with the types of market risk and amount of exposures presented in its Annual Report on Form 10-K for the year ended December 31, 1999.


PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.  None.
         -----------------

Item 2.  Changes in Securities.  None.
         ---------------------

Item 3.  Defaults upon Senior Securities.  None.
         -------------------------------

Item 4.  Submission of Matters to a Vote of Security Holders.  None
         ---------------------------------------------------

Item 5.  Other Information.  None
         -----------------

Item 6.  Exhibits and Reports on Form 8-K.
         --------------------------------

     (a)Exhibits have been filed as part of this report:

     10.1 Waiver and Amendment NO. 1 to Loan and Security Agreement dated October 31, 2000

     27.1  Financial Data Schedule

     (b)No reports on Form 8-K have been filed during the quarter for which this report is filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ATHEY PRODUCTS CORPORATION



Date:  November  14,  2000                        /s/ Thomas N. Nelson
--------------------------                       ----------------------
                                                     Thomas N. Nelson
                                       President and Chief Executive Officer



Date:  November  14,  2000                    /s/ William H. Warden
--------------------------                    ------------------------
                                                 William H. Warden
                                               Vice President - Finance,
                                         Chief Financial Officer, Treasurer and
                                             Corporate Secretary